Form 10-Q
period 2013-04-30
Recursos Montana S.A.
filed 2013-06-11
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2013

 (  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-179886

RECURSOS MONTANA S.A.

(Exact name of registrant as specified in its charter)

Nevada	98-1032170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1st Street, #3, Cerros del Atlantico, Puerto Plata, Dominican Republic
(Address of principal executive offices)

037-0022-0092
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]

Accelerated filer

  [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)

Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No   [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

June 10, 2013: 75,000,000 common shares

PART 1 – FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Recursos Montana S.A. (Pre-exploration stage company) at April 30, 2013 (with comparative figures as at July 31, 2012) and the condensed statements of operations for the nine months ended April 30, 2013 and 2012 and for the period from September 23, 2010 (date of inception) to April 30, 2013 and the statements of cash flows for the nine months ended April 30, 2013 and 2012 and for the period from September 23, 2010 (date of inception) to April 30, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended April 30, 2013 are not necessarily indicative of the results that can be expected for the year ended July 31, 2013.

RECURSOS MONTANA S.A.

(Pre-exploration Stage Company)

CONDENSED BALANCE SHEETS

	April 30, 2013	July 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$ 51,038	$ 57,772

Total Current Assets	$ 51,038	$ 57,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 12,546	$ 9,666
Advances from related parties	467	280

Total Current Liabilities	13,013	9,946

STOCKHOLDERS’ EQUITY

Common stock
250,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Deficit accumulated during the pre-exploration stage	(36,975)	(27,174)

Total Stockholders’ Equity	38,025	47,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 51,038	$ 57,772

The accompanying notes are an integral part of these unaudited condensed financial statements.

RECURSOS MONTANA S.A.

(Pre-exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012	From September 23, 2010 (date of inception) to April 30, 2013

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claim	-	-	-	-	5,000
General and administrative	3,355	9,965	9,801	16,548	31,975

NET LOSS	$ (3,355)	$ (9,965)	$ (9,801)	$ (16,548)	$ (36,975)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

RECURSOS MONTANA S.A.

(Pre-exploration Stage Company)

CONDENSED STATEMENT OF CASH FLOWS

 (Unaudited)

	Nine months ended April 30, 2013	Nine months ended April 30, 2012	From September 23, 2010 (date of inception) to April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (9,801)	$ (16,548)	$ (36,975)

Adjustments to reconcile net loss to net cash (Used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Changes in accounts payable	2,880	8,826	12,546

Net Cash (Used) in Operating Activities	(6,921)	(7,722)	(19,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)

Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	187	233	467
Proceeds from issuance of common stock	-	-	75,000

Net Cash Provided by Financing Activities	187	233	75,467

Net Increase in Cash	(6,734)	(7,489)	51,038

Cash at Beginning of Period	57,772	66,486	-

CASH AT END OF PERIOD	$ 51,038	$ 58,997	$ 51,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

RECURSOS MONTANA S.A.

(Pre-exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2013

(Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The Company, Recursos Montana S.A., was incorporated under the laws of the State of Nevada on September 23, 2010 with the authorized capital stock of 250,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

The interim financial statements for the three and nine months ended April 30, 2013 and 2012 are unaudited.  These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.  In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature.  These interim financial statements should be read in conjunction with the financial statements included in our annual report on Form S-1 for the year ended July 31, 2012 as filed with the SEC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.  There were no dilutive stock equivalents outstanding at April 30, 2013.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Foreign Currency Translations

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;

Non-Monetary items including equity are recorded at the historical rate of exchange; and

Revenues and expenses are recorded at the period average in which the transaction occurred.

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

3.

ACQUISITION OF MINERAL CLAIM

On October 28, 2010, the Company acquired the Vunidawa Gold Claim located in the Republic of Fiji from Morris Ventures LLC., an unrelated company, for the consideration of $5,000.  The Vunidawa Gold Claim is located 60 kilometres southwest of the city of Korovou in Fiji.  Under law of Fiji, the claim remains in good standing as long as the Company has an interest in it.   There are no annual maintenance fees or minimum exploration work required on the Claim.

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of July 31, 2011 the Company had received advances from Company directors for operating expenses in the amount of $164.  During the year ended July 31, 2012, the Company received an additional $116, leaving an ending balance due of $280.  For the nine months ended April 30, 2013, additional advances of $187 were received for operating expenses, leaving an ending balance of $467.  These advances are non-interest bearing, unsecured and payable on demand.

5.

CAPITAL STOCK

On September 29, 2010, Company completed a private placement consisting of 75,000,000 common shares at $0.001 per share sold to its two Directors for a total consideration of $75,000.   On April 26, 2013, the directors sold under the Company’s effective registration statement 30,000,000 common shares at a price of $0.002 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Recursos Montana S.A/ (“Recursos” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Company was formed under the laws of the State of Nevada on September 23, 2010.

Our offices are located at 1st Street, #3, Cerros del Atlantico, Puerto Plata, Dominican Republic and can be reached at 037-0022-0092.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of—

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

We are a pre-exploration stage company engaged in the acquisition and exploration of mineral properties. We hold 100% title to a mineral claim consisting of 72.5 hectares (185 acres) called the “Vunidawa Gold Claim.”  The Vunidawa Gold Claim is located approximately 60 kilometers (96 miles) southwest of Korovou, Fiji  Our plan is to conduct mineral exploration activities on the Vunidawa Gold Claim in order to assess whether it possesses commercially extractable deposits of gold.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of the Vunidawa Gold Claim. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Vunidawa Gold Claim, or if such deposits are discovered, that we will enter into further substantial exploration programs.   We currently do not have sufficient financial resources to meet the anticipated costs of completing the exploration program for the Vunidawa Gold Claim.  Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due.

To date, we have not commenced exploration activities on the Vunidawa Gold Claim.  Our plan is to implement our exploration program on the Vunidawa Gold Claim in order to assess whether it possess mineral deposits of gold capable of commercial extraction.  A description of the Vunidawa Gold Claim is provided under the heading “Properties” below.

Our Company does not have any subsidiaries.  Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity.

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of Fiji.  The cost expressed in the geological report on Vunidawa is expressed in the local currency, Fijian dollar.  For purposes of consistency and to express United States Dollars throughout this Form 10-Q, Fijian dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to .55801 Fijian dollars.

Vunidawa Gold Claim

On October 28, 2010, we acquired the Vunidawa Gold Claim from Morris Ventures LLC for $5,000.  The Vunidawa Gold Claim consists of 72.5 hectares (approximately 185 acres), located 60 kilometers (96 miles) southwest of Korovou, Fiji.

Information relating to the Vunidawa Gold Claim:

Name of Claim:	Vunidawa Gold Claim

License Number:	AG2476895

Title Number:	FT236798

Latitude:	17°49’12” South

Longitude:	178°21’00” East

Parcel Identifier:	385-9765 FT

Claim Unit:	9 Unit Claim Block, 72.5 Hectares

Application Entered On:	November 3, 2010

Registered Owner:	Recursos Montana S.A.

Assignment Transfer:	Morris Ventures LLC

Assignment Number:	FA984123

Accessibility, Climate, Locale Resources, Infrastructure and Topography

The Vunidawa Gold Claim is accessible from Korovou, Fiji by traveling on the country’s only highway system which for the most part consists of one lane in each direction and by taking an all weather gravel road. The town of Korovou has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are present in Korovou.

Tropical mountain forests grow at lower elevations in the northwest corner of the Vunidawa Gold Claim and good rock exposure is found along the peaks and ridges in the eastern portion of the claim. The climate is mild year round with the rainy season falling from May to October.

For ease of reference, the following conversion factors are provided:

Metric Unit	U.S. Measure	U.S. Measure	Metric Unit

1 hectare	2.471 acres	1 acre	0.4047 hectares
1 metre	3.2881 feet	1 foot	0.3048 metres
1 kilometre	0.621 miles	1 mile	1.609 kilometres
1 gram	0.032 troy oz.	1 troy ounce	31.1 grams

History

Gold was first reported in the area by Fijian and British prospectors over 50 years ago. Mineral claims were recorded in 1956 in the surrounding areas.

During the 1990s, a number of exploration companies have drilled properties to the west of the Vunidawa Gold Claim.

Regional Geology

Fiji lies at the midpoint of opposing Tonga Kermadec and new Hebrides convergence zones, separated from the actual convergence zones by two extensional back-arc basins which are the North Fiji Basin to the west and the Lau Basin to the east in addition to a series of transform faults including the Fiji Fracture Zone and the Matthew Hunter Ridge. Many of the reconstructions of the past configuration of the is part of the Pacific indicate, however, that Fiji was not so long ago an integral part of the Pacific “Rim of Fire”; the complex plate boundary between Pacific and the Indo Australia plates; a boundary which is well recognized as the locus of several major world-class porphyry copper gold and epithermal gold systems.

Property Geology

The principal bedded rocks for the area of Vunidawa Gold Claim are volcanic rocks which are exposed along a wide axial zone of a broad complex.

The main igneous intrusions consist of the Medrausucu consisting of gabbros and tonalities. Age data indicate that the intrusive stocks are intermediate in age between Savura Volcanic Group rocks west of the area and the younger Tertiary Wainimala Group rocks exposed to the east.

Irregular shaped masses of granite are seen in both sharp and gradational contact with the diorite. The different phases of Medrausucu are exposed from north of the Vunidawa Gold Claim to just east of the town of Korovou and are principal host rocks for gold veins at the Korovou Gold Mine.

Repeated cycles of folding, faulting and deformation has created a complex structural history in the Korovou area. Major faults strike north and northeasterly and coincide with zones of the Savura Volcanic Group. The principal shear direction changes from northwest in the area of the Korovou Gold Mine to north south in the area north of Korovou.

The major transform fault areas are the Fiji Fracture Zone and the Hunter Fracture Zone. One system consists of a set of perpendicular fractures, which strike approximately at right angles to each other, and at acute angles to the trend of formations. The other system consists of two sets of fractures with opposing dips, but which strike parallel to each other and to the trend of the overall formations. The first system contains the principle veins of the area and are younger than the second system. The Savura Volcanic Group represent the most important and continuous fractures in the first system.

On a regional basis this area of Fiji is notable for epo-thermal type gold deposits of which the Korovou Gold Mines are typical examples.

Mineralization is located within a large fractured block created where prominent northwest-striking shears intersect the north striking caldera fault zone. The major lodes cover an area of two square kilometers and are mostly within 800 meters of the surface. Lodes occurs in dipping northwest striking shears, flat fractures and shatter blocks between shears.

Gold mineralization at the Vunidawa Property mainly occurs in tellurides and there is also significant gold mineralization in pyrite.

Mineralization

No mineralization has been reported for the area of the property but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

Geological Report

We engaged James McAdams to prepare a geological evaluation report on the Vunidawa Gold Claim. Mr. McAdams has been practicing his profession as a Geologist for the past 35 years. Mr. McAdams attended University of Queensland and obtained a Bachelor of Science degree in Geology in 1969 and a Master of Science in 1973.

Mr. McAdams visited the Vunidawa Gold Claim between November 1 and November 3, 2010.  In preparing the report, Mr. McAdams reviewed previous exploration data in the region.  The acquisition of this data involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral property.

Mr. McAdams’ geological evaluation report on the Vunidawa Gold Claim summarizes the history of the exploration of the Vunidawa Gold Claim and the region, the regional and local geology of the Vunidawa Gold Claim and the mineralization and the geological formations identified as a result of prior exploration. The geological report also gives conclusions regarding potential mineralization of the Vunidawa Gold Claim and recommends an exploration program to be conducted on it.

Conclusions and Recommendations

In Mr. McAdam’s report, he noted that the area is well known for numerous productive mineral occurrences including the Korovou Gold Mines. The locale of the Vunidawa Gold Claim is underlain by the same rock units of the Savura Volcanic Group that are found at those mineral occurrence sites.  These rocks consisting of cherts and argillites (sediments) and andesitic to basaltic volcanic have been intruded by granodiorite. Structures and mineralization probably related to this intrusion are found throughout the region and occur on the claim. They are associated with all the major mineral occurrences and deposits in the area.

Mineralization found on the claim is consistent with that found associated with zones of extensive mineralization. Past work however has been limited and sporadic and has not tested the potential of the Vunidawa Gold Claim.  Potential for significant amounts of mineralization to be found exists on the Vunidawa Gold Claim and it merits intensive exploration.

A two phased exploration program to further delineate the mineralized system currently recognized on Vunidawa Gold Claim is recommended.

Phase I will consist of air photo interpretation of the mineral structures on the Vunidawa Gold Claim.  It is expected that approximately 4.8 line kilometers of magnetic and very low frequency electromagnetic (VLF-Em) surveying will be completed on the Vunidawa claim.  It is hoped that this work will identify VLF-EM conductors and alterations.   The Company will contract with its geologist to fly a multi-sensor airborne geophysical survey over the entire Vunidawa claim.  It is expected that approximately 750 line kilometers of combined magnetic and radiometric measurements at line spacing of 150 meters will be completed.  Once this information has been obtained and analyzed, a geological mapping of the results will be undertaken to determine future areas of interest and mineralization.   In addition to the air photo, a geochemical sampling program will be undertaken where soil, stream sediment and rock samples will be collected for assaying.   These assays will concentrate on gold, mercury and other minerals which might be present on the Vunidawa.   It is estimated that between 100 and 150 samples will have to be taken and assayed.   It is expected that these samples will have to be collected with a hand auger (a tool used for boring into the soil) at depths ranging from 10 to 90 cm before the surface with approximately 50 meter spacing between them.   All samples to be obtained will be analyzed for any mineralization by a local laboratory in Fiji using industry standard ICP-mass spectrometry methods with hot aqua solution.   All exploration activities on the Vunidawa Claim will be conducted according to generally accepted exploration procedures with methods and preparation that are consistent with generally accepted exploration practices.

The cost of completing each phase of Phase I based on the McAdams’ report is as follows:

C. Phase I	(ii) Fijian Dollars	(iii) U.S. Dollars
F.	(v)	(vi)
I. Airborne geophysical surveying	(viii) $ 10,200	(ix) $ 5,630
L. Geological mapping	(xi) 9,800	(xii) 5,416
Q. Geochemical surface sampling (including sample collection and assaying)	N. (xv) 27,500	P. (xvii) 15,180
T.	(xix)	(xx)
W. Total exploration costs per Phase I	(xxii) $ 47,500	(xxiii) $ 26,226

Due to the fact that we entered into a verbal agreement with Mr. McAdams in October 2010 and the Company was unable to immediately commence with its exploration activities, Mr. McAdams, who now has other commitments, is not available as hoped for undertaking the work previously discussed with him.  The anticipated costs of completing Phase I outlined in Mr. McAdams’ report include his anticipated fee of $350 per day, which is incorporated under the item geochemical surface sampling.  Even though management will be engaging a local geologist to carry out the Phase I exploration program, management believes that it will be able to hire a local geologist at the similar rate and that no intervening events have occurred to cause the price of this initial exploration program to increase.

Once the geologist has analyzed the results of Phase I and discussed the results with the Board of Directors a decision will be made by the Directors as to whether to precede with Phase II.    Depending on the results of Phase I, we will follow-up with a diamond drill program on the Vunidawa Gold Claim.  The drill program will focus on key targets identified in the Phase I exploration program and will total approximately 1,000 to 1,500 feet of diamond drilling.  We anticipate that the drill program will take one month to complete and will cost approximately $200,000.

The Company has the sole rights to the minerals on the Vunidawa Claim and will not have to negotiate with any third party to undertake its exploration work.   The mineral rights will remain with the Company until such time as either the Company abandons the claim or transfers the mineral rights to a third party.

Compliance with Government Regulations

The Mineral Resources Department (“MRD”) is the statutory body that regulations mining in Fiji.  For the acquisition, exploration and development of mining tenements in Fiji, we are required to adhere to the Mining Act (1978) of Fiji.  All prospecting licences, permits to mine, and mining leases are subject to established reporting requirements. Currently, title to the Vunidawa Gold Claim allows us to engage in exploratory work on the property.  However, we will be required to obtain mining permits and leases if we wish to engage in drilling activity and remove earth from the property for the purpose of extracting minerals.  In addition, the MRD may revoke licenses in the event that they are not maintained in good standing.  Information and data regarding areas currently under licence are confidential to the MRD, although once prospecting or mining rights have been abandoned or relinquished; these data become the property of Government and become publicly available through MRD.

Environmental regulation is administered through the Environment Management Act (2005) (the “EMA”), which is administered by the Environment Department of Fiji.  Any new mining project, including an exploratory drill program, requires an environmental impact assessment (“EIA”) to be undertaken with an environment management plan (“EMP”) to mitigate any environmental issues outlined in the EIA.  In order to obtain approval for mining permits and leases, we will be required to have an EIA and EMP approved by the Department of Environment.

Competition

We are a pre-exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral properties of merit, on exploring their mineral properties and on developing their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.  We will also compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, transportation, mineral exploration supplies and drill rigs.

Employees

As of the date of this prospectus, we have no employees other than our executive officers and directors, each of whom are part-time employees devoting approximately five hours per week to our operations.

To date, we engaged one consultant, James McAdams, to prepare a geological report on the Vunidawa Gold Claim.  Other than Mr. McAdams, we have not engaged any other consultants.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

The Company’s Main Product

At present we do not have a main product since we have not defined an ore reserve on the Vunidawa and hence are unable to sell any minerals.   We are exploring for gold which if found will be our main product.

Plant and Equipment

With the Fiji being a hub for mining activities in the South Pacific, ultra modern equipment is used by the various mining companies.   The high safety standards enforce the level of good equipment being available with the most modern and up to date mining equipment being at our disposal.

There is no plant or equipment on the Vunidawa at the present time and it is expected that the exploration program there will be no need for either plant or equipment.

Additional Mineral Claims

Our Company has only one mineral claim, being the Vunidawa as more fully described above.   It has no intention at the present time to acquire an additional mineral claim.  The Company wishes to focus its attention on the exploration program on the Vunidawa.

Liquidity and Capital Resources

Over the next twelve months our company will need the following funds to carry on its business including the completion of geological work recommended by our professional geologist.

Estimated expenses	Amount	Purpose

Bookkeeping services	$ 3,800	Preparation of the accounts each quarter for submission of our Company’s independent public accountants.
Independent accountants	7,500	Examination of the year-end financial statements and review of the various quarterly financial statements.
Filing fees	650	To maintain Company in good standing in the State of Nevada
Exploration I	26,226	As recommended by the geologist
Office and miscellaneous	1,000	Estimated office supplies, etc.
Transfer agent’s fees	1,500	Issuance of share certificates and other matters.

Estimated expenses	$ 40,676

The above does take into consideration the exploration program to be undertaken in the future when the funds are available.   Taking into consideration the cash on hand the following is our net cash position:

Estimated expenses for the twelve months as shown above	$ 40,676
Less cash on hand as at April 30, 2013	51,038
Additional cash on hand	$ 10,362

Due to the fact that we entered into a verbal agreement with Mr. McAdams in October 2010 and the Company was unable to immediately commence with its exploration activities, Mr. McAdams, who now has other commitments, is not available as hoped for undertaking the work previously discussed with him.  The anticipated costs of completing Phase I outlined in Mr. McAdams’ report include his anticipated fee of $350 per day, which is incorporated under the item geochemical surface sampling.  Even though management will be engaging a local geologist to carry out the Phase I exploration program, management believes that it will be able to hire a local geologist at the similar rate and that no intervening events have occurred to cause the price of this initial exploration program to increase.

Once the geologist has analyzed the results of Phase I and discussed the results with the Board of Directors a decision will be made by the Directors as to whether to precede with Phase II.    Depending on the results of Phase I, we will follow-up with a diamond drill program on the Vunidawa Gold Claim.  The drill program will focus on key targets identified in the Phase I exploration program and will total approximately 1,000 to 1,500 feet of diamond drilling.  We anticipate that the drill program will take one month to complete and will cost approximately $200,000.

The Company has the sole rights to the minerals on the Vunidawa Claim and will not have to negotiate with any third party to undertake its exploration work.   The mineral rights will remain with the Company until such time as either the Company abandons the claim or transfers the mineral rights to a third party.

Overview

Since our incorporation on September 23, 2010 we have incurred losses as at April 30, 2013 of $36,975.   We have prepared our financial statements on a going concern basis; therefore assuming we will be able to realize our assets and discharge our obligations in the normal course of business.   Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.   We have never earned any revenue since our inception.

We are considered to be in the exploration stage and therefore there is no assurance that a commercially viable mineral deposit, a reserve, exists on Vunidawa until we have done sufficient exploration work and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – Period from September 23, 2010 to April 30, 2013.

From September 23, 2010 (date of inception) to April 30, 2013, we have incurred a cumulative net loss of $36,975.  The following analysis set forth the various expenses we have incurred since our incorporation:

	Three months ended April 30, 2013	Three months ended April 30, 2012	Nine months ended April 30, 2013	Nine months ended April 30, 2012	From Sept. 23, 2010 (date of inception) to April 30, 2013

Accounting and auditing	$ 2,715	$ 2,065	$ 8,380	$ 7,845	$ 18,290
Consulting	-	5,600	-	5,600	5,600
Exploration	-	-	-	-	2,500
Filing fees	-	616	-	616	1,016
Impairment of mineral claim cost	-	-	-	-	5,000
Incorporation costs	-	-	-	-	325
Legal	569	1,500	570	1,500	2,117
Office	71	184	187	323	510
Transfer agent fees	-	-	664	664	1,617

Total Expenses	$3,355	$ 9,965	$ 9,801	$ 16,548	$ 36,975

Balance Sheet as of April 30, 2013

Our cash position as at April 30, 2013 was $51,038 compared with our cash position as at July 31, 2012 being $57,772.  The cash position as at June 10, 2013 was $51,038.

The only funds we have received since incorporation is from the sale of shares to our directors in the amount of 75,000,000 common shares at a price of $0.001 per share for a total amount of $75,000.

As at April 30, 2013 we have the following accounts payable:

Bookkeeping services (*)	$ 12,456	Preparation of the accounts for submission to our independent accountants
Office expenses	90	Photocopying and courier charges

Total accounts payable	$ 12,546

(*) The above amount was invoiced by an independent bookkeeping service for preparation of financial statements for submission to Sadler Gibb & Associates., our independent accountants. The bookkeeping service is not our Chief Executive Officer and is not affiliated with our Chief Executive Officer.

Our total stockholders’ equity as of April 30, 2013 was $38,025 and as of July 31, 2012 was $47,826.   Our issued and outstanding shares as of June 10, 2013 were 75,000,000 common shares.

Trends

Management is unaware of any trends either currently or in the past which will have an impact on our operations.   Any known risks to our shareholders are detailed starting on page xxxx under “Risk Factors”.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates.

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this prospectus.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

No Public Market for Common Stock

There is currently no public market for our common stock.  We anticipate making an application for quotation of our common stock on the OTC Bulletin Board (“OTCBB”). However, we can provide no assurance that our shares will be quoted on the OTCBB or, if quoted, that a public market will materialize.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;  (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant  terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's  account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of the date of this prospectus, we have two stockholders.

Rule 144 Shares

In general, under Rule 144, a person who is not one of our affiliates and who is not deemed to have been one of our affiliates at any time during the three months preceding a sale and who has beneficially owned shares of our common stock for at least six months would be entitled to sell them without restriction, subject to the continued availability of current public information about us (which current public information requirement is eliminated after a one-year holding period).

A person who is an affiliate and who has beneficially owned shares of a company’s common stock for at least six months, subject to the continued availability of current public information about us, is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.

One percent of the number of shares of the company's common stock then outstanding, which, in our case, will equal approximately 450,000 shares as of the date of this prospectus; or

2.

The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Rule 144 is not available for either a reporting or non-reporting shell company, as defined under Rule 405 of the Securities Act, unless the company:

●

has ceased to be a shell company;

●

is subject to the Exchange Act reporting obligations;

●

has filed all required Exchange Act reports during the preceding twelve months; and

●

at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

Registration Rights

We have not granted registration rights to any person.

We are paying the expenses of the Offering because we seek to: (i) become a reporting company with the SEC under the Exchange Act; and (ii) obtain a sufficient number of shareholders to enable our common stock to be quoted on the OTCBB.  We plan to file a Registration Statement on Form 8-A with the SEC concurrently with, or immediately following, the effectiveness of this Registration Statement on Form S-1.  The filing of the Registration Statement on Form 8-A will cause us to become a reporting company with the SEC under the Exchange Act concurrently with the effectiveness of the Registration Statement on Form S-1.  We must be a reporting company under the Exchange Act in order for our common stock to be eligible for quotation on the OTCBB.  We believe that the registration of this Offering may facilitate the development of a public market in our common stock if our common stock is approved for quotation on the OTCBB.

We believe that the development of a public market for our common stock will make an investment in our common stock more attractive to future investors.  In the near future, in order for us to continue with our exploration program, we may need to raise additional capital.  We believe that obtaining reporting company status under the Exchange Act and quotation on the OTCBB should increase our ability to raise these additional funds from investors.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that would prevent us from declaring dividends.   The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2013 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of April 30, 2013, we did not have an audit committee nor a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.  There are no material proceedings to which our executive officers, directors and stockholders are a party adverse to us or has a material interest adverse to us.

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada.  Our registered agent for this purpose is American Corporate Enterprises, Inc 123 West Nye Lane, Station 129, Carson City, NV 89706.  All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

ITEM 1A.

RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Recursos contained in this Form 10-Q, you should consider many important factors in determining whether to purchase shares in our Company. The following risk factors reflect all known potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

Risks Related To Our Business

Because we are a pre-exploration stage company, we face a high risk of business failure.

To date, our primary business activities have involved the acquisition of the Vunidawa Gold Claim.  We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by pre-exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our pre-exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have no known mineral reserves.

We are in the initial phase of our exploration program for the Vunidawa Gold Claim.  It is unknown whether this property contains viable mineral reserves.  If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we have insufficient capital resources or because it is not be economically feasible to do it, we may have to cease operations and you may lose your investment.  Mineral exploration is a highly speculative endeavor.  It involves many risks and is often non-productive.  Even if mineral reserves are discovered on our property our production capabilities will be subject to further risks and uncertainties including:

(i)

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

(ii)

Availability and costs of financing;

(iii)

Ongoing costs of production; and

(iv)

Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Vunidawa Gold Claim, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of our mineral property. These include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  Our mineral property does not contain a known body of commercial ore and, therefore, any program conducted on our mineral property would be an exploratory search of ore.  There is no certainty that any expenditures made in the exploration of our mineral property will result in discoveries of commercial quantities of ore.  Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources to purchase such claims. If we do not have sufficient capital resources and are unable to obtain sufficient financing, we may be forced to abandon our operations.

Assurance of Title

We have taken all reasonable steps to attempt to ensure that proper title to the Vunidawa Gold Claim has been obtained and that all grants of such rights thereunder, if any, have been registered with the appropriate public offices. Despite the due diligence conducted by us, there is no guarantee that title to such Vunidawa Gold Claim will not be challenged or impugned. Our mineral property interests may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects.

We face significant competition.

We are a pre-exploration stage company.  We compete with numerous other companies and individuals possessing greater financial resources and technical facilities than itself in the search for, and acquisition of, mineral claims, leases and other mineral interests, as well as the recruitment and retention of suitably qualified individuals.  They competitors may spend greater amounts on retaining such personnel, which could cause delays in our exploration program or cause our business to fail.

Because the prices of metals fluctuate, if the price of metals for which we are exploring decreases below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

The market prices of commodities, including copper and gold, are volatile and are affected by numerous factors which are beyond our control. These factors include international supply and demand, consumer product demand, international economic trends, currency exchange rate fluctuations, interest rates, inflation, global or regional political events, as well as a range of other market forces. Sustained downward movements in commodity prices, including copper or gold, could render less economic, or uneconomic, some or all of the exploration activities to be undertaken by us.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

We, as a participant in exploration and mining programs, may become subject to liability for hazards such as unusual geological or unexpected operating conditions that cannot be insured against or against which we may elect not to be so insured because of high premium costs or other reasons. We are currently uninsured against all such risks as such insurance is either unavailable or uneconomic at this time. We also currently have no keyman insurance or property insurance as such insurance is uneconomical at this time.  We will obtain such insurance once it is available and, in the opinion of the board of directors, economical to do so.  We may incur a liability to third parties (in excess of any insurance cover) arising from pollution or other damage or injury.

Because executive officers and directors do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Our executive officers and directors do not have any formal training as a geologist and do not have training in the technical aspects of managing a mineral exploration company.  As such, we rely on independent geological consultants to make recommendations to us on work programs on our mineral property. With very limited direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry.  Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

The Vunidawa Gold Claim is located in Fiji and is subject to changes in political conditions and regulations in that country.

The Vunidawa Gold Claim is located in Fiji.  In the past, Fiji has been subject to political and social instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Our mineral exploration activities in Fiji may be adversely affected in varying degrees by changing governmental regulations relating to the mining industry or shifts in political conditions that increase the costs related to our activities or maintaining our Vunidawa Gold Claim.  Finally, Fiji’s status as a developing country may make it more difficult for us to obtain required financing for our property.

Due to the significant costs associated with reporting under the Exchange Act, there is a risk that our business could fail.

We are now a reporting company under the Exchange Act.  As a result, we will be required to file annual and quarterly reports and proxy materials with the SEC.  Due to the significant cost associated with meeting these reporting obligations, we may have insufficient funds for the exploration and development of our Vunidawa Gold Claim which may cause our business to fail.

We are vulnerable to the change of the world gold supply, demand and prices.

Gold prices change on a world market beyond our control.  A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals.  Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewellery demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011), $1,750 (2013).  The price per ounce has now dropped to the $1,400 range. London PM Fix Price for instance. This volatility may favour operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

Risks Related To the Ownership of Our Stock

Because our executive officers and directors currently own 60% of our issued and outstanding shares, investors may find that corporate decisions controlled by our executive officers and directors are inconsistent with the interests of other stockholders.

Our executive officers and directors currently own 60% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, our executive officers and directors are able to control who is elected as a director and thus could act, or could have the power to act, as our management. Since our executive officers and directors are not simply passive investors, but is also our executive officers and directors, their interests as an executive officers and directors may, at times, be adverse to those of passive investors.  Where those conflicts exist, our shareholders will be dependent upon them exercising, in a manner fair to all of our shareholders, their fiduciary duties as an officer or as a director.

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We will likely be required to conduct additional equity offerings in the future to finance our exploration program or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than the price per share of our shareholder who purchased share under the recent offering. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us could become diluted.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. Upon obtaining a sufficient number of shareholders, we intend to apply for quotation of our common stock on the OTCBB.  However, we can provide no assurance that our shares will be approved for quotation on the OTCBB or, if quoted, that a public market will materialize.  If our common stock is not quoted on the OTCBB or if a public market for our common stock does not develop, stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares offered by this prospectus constitute a penny stock under the Securities Exchange Act of 1934 (the “Exchange Act”).  The shares will remain classified as a penny stock for the foreseeable future.  The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to Rules 15g-1 through 15g-10 of the Exchange Act.  Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended July 31, 2012.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

 MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Recursos’ Registration Statement on Form S-1 filed on March 2, 2012, Registration No.333-179886)

3(ii)	By-laws (incorporated by reference from Recursos’ Registration Statement on Form S-1 filed on March 2, 2012, Registration No. 333-179886)

10.1

Assignment Agreement dated October 28, 2010 between Morris Ventures LLC and Recursos Montana SA (incorporated by reference from Recursos’ Registration Statement on Form S-1 filed on March 2, 2012 Registration No. 333-179886)

31.1

     Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley

     Act of 2002 (*)

31.2

     Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley

     Act of 2002 (*)

32.1

     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

101.INS XBRL Instant Document (*)

101 SCH XBRL Taxonomy Extension Schema Document (*)

101 CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB XBRL Taxonomy Extension Labels Linkbase Document (*)

101 PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECURSOS MONTANA SA.
(Registrant)

Date: June 11, 2013	“Luis Asdruval Gonalez Rodriguez”
LUIS ASDRUVAL GONZALEZ RODRIGUEZ Chief Executive Officer, President and Director

Date: June 11, 2013	”Miguel Guillen Kunhardt”
MIGUEL GUILLEN KUNHARDT Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Exhibit 31.1

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Luis Asdruval Gonzalez Rodriguez, certify that:

1.

I have reviewed this Form 10-Q of Recursos Montana SA. (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-15(e) and 15d – 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal controls over financing reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end to the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal year (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: June 11, 2013

“Luis Asdruval Gonzalez Rodriguez”

LUIS ASDRUVAL GONZALEZ RODRIGUEZ

Chief Executive Officer and President

Exhibit 31.2

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Miguel Guillen Kunhardt, certify that:

1.

I have reviewed this Form 10-Q of Recursos Montana SA (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-15(e) and 15d – 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal controls over financing reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end to the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal year (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: June 11, 2013

”Miguel Guillen Kunhardt”

MIGUEL GUILLEN KUNHARDT

Chief Financial Officer and Secretary

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Recursos Montana SA (the “Company”) for the nine months ended April 30, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Luis Asdruval Gonzalez Rodriguez, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 11, 2013

“Luis Asdruval Gonzalez Rodriguez”

Luis Asdruval Gonzalez Rodriguez

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Recursos Montana SA (the “Company”) for the nine months ended April 30, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Miguel Guillen Kundardt, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 11, 2013

“Miguel Guillen Kunhardt”

Miguel Guillen Kunhardt

Chief Accounting Officer

Chief Financial Officer and Director