Form 10-K
period 2013-07-31
Recursos Montana S.A.
filed 2013-10-25
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(x)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended July 31, 2013

( )

TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-179886

RECURSOS MONTANA S.A.
(Exact name of registrant as specified in its charter)

Nevada	98-1032170
State or other jurisdiction of incorporation or organization	(I.R.S. Employee Identification. No.)

1ST Street, #3, Cerros del Atlantico, Puerto Plata, Dominican Republic

(Address of principal executive offices)

037-0022-0092

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [   ] Yes    [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    [   ]  Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes

[  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [X] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]

Accelerated filer

          [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)

Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]   No   [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

$0 as of January 31, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

October 25, 2013: 75,000,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

PART 1

ITEM 1.

BUSINESS

History and Organization

The following is only a summary of the information, financial statements and the notes included in this Form 10-K.  Unless the context indicates or suggests otherwise, the terms “Recursos”, the “Company”, “we,” “our” and “us” means Recursos Montana S.A.

Our Business

We were incorporated on September 23, 2010 pursuant to the laws of the State of Nevada.

Our address in the Dominican Republic is at 1st Street, #3, Cerros del Atlantico, Puerto Plata and with our telephone number being (037) 0022-0092. Our office is located in the private resident of the President of our Company and until such time as the Company can afford to rent its own facilities this arrangement will serve as our office.  To date there has been no charge for the use of this office.

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

As an emerging growth company we are exempt from Section 14A(a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

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

We have no historical information to allow anyone to base an evaluation on our future performance. We have only been incorporated since September 23, 2010 and have generated no revenue during our time in existence.  We do not know if we will be successful in our business operations in the future.   Like all new businesses we are a start-up company and will suffer all the problems of being a start-up company as follows:

•

possible delays in exploring the Vunidawa and experiencing cost overruns;

•

trying to generate revenue or identify sources of cash, managing our assets and administrating ongoing financial commitments to our creditors;

•

adhering to all regulatory requirements both as a future public company and as a company required to meet State and Federal filing requirements; and

•

ensuring our shareholders are informed about our development on a regular basis.

We have no full-time employees and our management devotes a small percentage of their time to the affairs of the Company.

The shareholders may read and copy any material filed by Recursos with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Recursos has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   Recursos has no website at this time.

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

ITEM 1A.

RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Recursos contained in this Form 10-K, you should consider many important factors in determining whether to purchase the shares in our Company.  The following risk factors reflect all known potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

Risks Associated with our Company:

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

Gold prices change on a world market beyond our control.  A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals.  Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewelry demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011), $1,750 (2013) and later in 2013 fell to approximately $1,300.  The price per ounce has now dropped to the $1,400 range. London PM Fix Price for instance. This volatility may favour operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.

PROPERTIES

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

Vunidawa
Vunidawa Gold Claim
November 5th 2010
N
Viti
Levu
Province of
Tailevu
2 inches = 65 kilometeres
Korovou
Kings Road
Princess Road
Vunidawa Claim
Nausori

Legend

Cities
Gold Claim
Roads

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

The cost of completing each phase of Phase I based on the McAdams’ report is as follows:

C. Phase I	(ii) Fijian Dollars	(iii) U.S. Dollars
F.	(v)	(vi)
I. Airborne geophysical surveying	(viii) $ 10,200	(ix) $ 5,630
L. Geological mapping	(xi) 9,800	(xii) 5,416
O. Geochemical surface sampling (including assaying)	(xiv) 27,500	(xv) 15,180
R.	(xvii)	(xviii)
U. Total exploration costs per Phase I	(xx) $ 47,500	(xxi) $ 26,226

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

Risk Associated with the Vunidawa

Our Company is aware of certain risk associated with the Vunidawa as follows:

1.

We realize that any money spent on the Vunidawad might be lost money never to be recovered.   Very few mineral claims that are explored ever turn into actual mines which produce saleable minerals.

2.

We realize that even though we actual discover mineralization on the Vunidawa that it might not be of the tonnage nor grade to make it profitable to mine it.  Without the tonnage or grade there is no point in our Company trying to mine and sell the mineral on the claim. Another factor which must be borne in mind is that the world price for minerals fluctuates on a daily bases and hence even if the tonnage and grades are there the price per ounce might be too low to make it worthwhile for us to extract the minerals.

3.

Because we are small and have not undertaken sufficient exploration work on the Vunidawa we might find it extremely difficult to raise money for future exploration work.  If our directors wish to continue exploring they may have to contribute the funds to the Company themselves.

4.

We have never undertaken a survey of the Vunidawa to determine the exact boundaries of our claim.   If we are fortunate enough to discover an ore body of merit we might become involved in a legal dispute with another party as to our boundaries.   This will be expensive and time consuming to our Company and presently we do not have the funds to dispute a long-term court case.

5.

Mining has many risks attached to it which we are presently not insured against and may never be.   For example, the Vunidawa might be subject to cave-ins or moving rocks which will injure our workers and which might lead to court action and government intervention.   Without insurance any funds we have on hand would have to be directed to disputing any claim made against us.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Recursos is a party or to which the Vunidawa Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Recursos’ date of inception.  Management has not set a date for an Annual General Meeting of Stockholders.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Recursos’ common shares have never been quoted on the OTCBB.  Recursos has not paid any dividends on its common stock and it does not anticipate that it will pay dividends in the foreseeable future.  As at October 23, 2013, Recursos had 46 shareholders; two of these shareholders are officers and directors of Recursos.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Recursos’ inception.

There are no outstanding warrants or conversion privileges for Recursos’ shares.

ITEM 6.

SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements. This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data

	For the year ended July 31, 2013	For the year ended July 31, 2012	September 23, 2010 (date of inception) to July 31, 2013

Revenue	$ -	$ -	$ -

Impairment loss on mineral claim	-	-	5,000
Exploration expenses	-	-	2,500
General and Administrative	21,223	18,660	40,897
Net loss	$ (21,223)	$ (18,660)	(48,397)

Weighted average shares outstanding (basic)	75,000,000	75,000,000
Weighted average shares outstanding (diluted)	75,000,000	75,000,000
Net loss per share (basic)	$ (0.00)	$ (0.00)
Net loss per share (diluted)	$ (0.00)	$ (0.00)

Balance Sheet Data:

	July 31, 2013	July 31, 2012

Cash	$ 40,670	$ 57,772
Total Assets	40,670	57,772
Total Liabilities	14,067	9,946
Total Stockholders’ Equity	26,603	47,826

Our historical results do not necessary indicate results expected for any future periods.

ITEM 6.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-K contains "forward-looking statements" that involve risks and uncertainties. The use of words such as "anticipate", "expect", "intend", "plan", "believe", "seek" and "estimate", and variations of these words and similar expressions to identify such forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this Form 10-K. These forward-looking statements address, among others, such issues as:

●	the estimated financial information we are furnishing in this Form 10-K;

●	our future projected earnings and cash flows;

●	the expansion of our business and its operations over the next few years;

●	Our future expectations of development projects.

These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of risks and uncertainties, which could cause our actual results, performance and financial condition to differ materially from our expectation.

Consequently, these cautionary statements qualify all of the forward-looking statements made in this Form 10-K. We cannot assure you that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they would have the expected effect on us or our business or operations.

Our Business

Other than undertaking Phase I of our exploration program we have no history in which an investor could evaluate us.   We have not made any revenue and the chances of making any revenues during the next several years are slight.   The Vunidawa is in the early stage of exploration and there is no assurance we will be able to find any mineralization on our claim that is worth extracting.   Unless we are able to derive some revenue from the Vunidawa we might have to abandon the claim and eventually cease to operate.

There is no assurance that a commercially viable mineral deposit or reserve exists at our mineral claim or may exist until sufficient and appropriate exploration is completed and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of a substantial amount of capital, capital which we do not currently have and may never be able to raise.

We do not have any ore body and have not generated any revenues from our operations.

To become profitable and competitive, we must invest into the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans.  We have discussed this matter with our officers and directors.  At the present time, we have not made any arrangements to raise additional cash.  We require additional cash to continue operations.  Such operations could take many years of exploration and would require expenditure of very substantial amounts of money, money we do not presently have and may never be able to raise.   If we cannot raise it we will have to abandon our planned exploration activities and go out of business.

Our future financial success will be dependent on the success of the exploration work on the Vunidawa Gold Claim.   Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Republic of Fiji and foreign exchange rates.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Vunidawa Gold Claim through joint venture arrangement or even the sale of part of the Vunidawa Gold Claim.  Neither of these avenues has been pursued as of the date of this Form 10-K.

We do not intend to hire any employees at this time. All of the work on the Vunidawa Gold Claim will be conducted by unaffiliated independent contractors that we will hire.

The independent contractors will be responsible for surveying, exploration, and excavation.  We may engage a geologist to assist in evaluating the information derived from the exploration and excavation including advising us on the economic feasibility of removing any mineralized material we may discover.

We have no full-time employees and our management devotes a small percentage of their time to the affairs of the Company.

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist primarily of related expenses of approximately $57,500 associated with the initiation of a mineral exploration. After deducting current cash on hand, our total cash requirements are estimated at $16,859.  Including mineral exploration program, we will have to incur the following estimated expenses, including amounts owed to third party creditors less cash on hand, over the next twelve months:

Expenses	Amount	Description

Accounting	$ 3,750	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	7,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	26,226	Mineral exploration program.
Filing fees	4,000	Filing reports with the SEC for edgarizing and XBRL.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
	43,976
Add: Account Payable	13,553	Relates to accounts payable owed to third parties as at July 31, 2013 with no consideration to amounts owed to related parties.
Estimated cash requirements before cash on hand	57,529
Deduct: Cash on hand	(40,670)	As at July 31, 2013
Estimated cash needed	$ 16,859

Our geologist, based on field observations, laboratory results, and reviews of available geological and historical data, recommends further exploration work is warranted on the Vunidawa.

RESULTS OF OPERATIONS

Results of Operations for the year ended July 31, 2013 compared to July 31, 2012

For the year ended July 31, 2013, we had a net loss of $21,223 and a net loss for the year ended July 31, 2012 of $18,660.  Our net loss for the years ended July 31, 2013 and 2012 represents various expenses incurred related to our independent accountants, transfer agents, filing fees, and office expenses and various accrued expenses which have not been paid to date as follows:

Expense	July 31, 2013	July 31, 2012	Description

Accounting and audit	$ 10,320	$ 9,910	Audit fees and preparation of working papers for submission to our independent accountants and their review and examination.
Consulting	-	5,600	Preparation of Form S-1 and amendments
Filing fees	1,590	616	Filing reports with SEC.
Legal	570	1,500	Relates of legal opinion for S-1 in 2012 and for responses to SEC comment letters for S-1.
Office	401	370	Office supplies including photocopying, courier and faxing documents.
Transfer agent	8,342	664	Annual list of officers and directors, resident agent service and business license and issuance of shares to the shareholders (*).
Total	$ 21,223	$ 18,660

(*)Increase in 2013 resulted from a change in transfer agents from Action Stock Transfer to Globex Transfer whereby a fee of $1,500 was charged by Action Stock Transfer as a discontinuance fee and a fee of $5,000 was charges as a new client fee by Globex Tranfer.

Liquidity and Capital Resources

As of July 31, 2013 the Company had cash of $40,670 and current liabilities of $14,067 representing a working capital of $26,603.

We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future.

Critical Accounting Policies

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

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this Form 10-K.

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

Mineral property acquisition and exploration costs

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

Corporate Organization and History Within Last Five years

The Company was incorporated under the laws of the State of Nevada on September 23, 2010 under the name Recursos Monatan S.A.  The Company does not have any subsidiaries, affiliated companies or joint venture partners.   We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the Vunidawa Gold Claim.    We have plans to complete Phase I of our exploration program during the spring of 2014.

To date the Company has been financed though the sale of common shares to its two directors and officers in the amount of $75,000.   With only $40,670 in cash on hand as at July 31, 2013 there will be a need for additional funds within the next six months.   Either our two directors will have to make advances to our Company or else additional shares will have to be sold from our Treasury.  No decision has been made in this regard.  As of the July 31, 2013 our directors had advanced an aggregate total of $514 to the Company.

Since our inception we have incurred the following expenses:

Accounting and audit	$ 20,230	Accounting and audit fees since inception.
Consulting	5,600	Preparation of Form S-1.
Exploration expenses	2,500	Property purchase.
Filing fees	2,606	Filing with State of Nevada for annual report and cost of edgar and XBRL filings.
Impairment loss on mineral claim	5,000	The price to acquire the Vunidawa Gold Claim.
Incorporation costs	325	Cost of incorporation in State of Nevada.
Legal	2,117	Legal opinion under Exhibit 5 and other legal costs.
Office	724	Photocopying, delivery and fax.
Transfer agent fees	9,295	Annual transfer agent fees and certificate issuance and fee for changing of transfer agent in current year.

Total	$ 48,397

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in ‘Risk Factors’.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our shareholders.

Short and long-term Trend Liabilities

We are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our business either in the long-term or long-term liquidity which have not been disclosed under “Risk Factors” on page 5.

Internal and External Sources of Liquidity

There are no material internal or external sources of liquidity.

Known Trends, Events or Uncertainties having an Impact on Income

Since we are in the start-up stage and the Vunidawa Gold Claim has not produced any income, there is a chance that it never will.  We do not know of any trends, events or uncertainties that are reasonably expected to have a material impact on income in the future.

Dividend Policy

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Compensation Plans

As at July 31, 2013 and up to the date of this Form 10-K, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended July 31, 2013 have been audited by our independent accountants, Sadler, Gibb & Associates, LLC, 2455 Parleys Way, Suite 320, Salt Lake City, UT 84109 attached hereto.

ITEM 9.

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A    CONTROLS PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer, Mr. Luis Asdruval Gonzalez Rodriguez, and Chief Accounting Officer, Mr. Miguel Guillen Kunhardt, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of July 31, 2013 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

-

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of July 31, 2013, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of July 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Our independent accountants have stated, in their report included in this Form 10-K,  that “….but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting   Accordingly, we express no such opinion”.

Controls and Procedures

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9B

OTHER INFORMATION

There is no other information to be reported under this Item.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

Our officers and directors and their respective ages and positions as of July 31, 2013 were as follows:

Name of Director	Age	Position
Luis Asdruval Gonzalez Rodriguez (1)	31	Chief Executive Officer, President and Director
Miguel Guillen Kunhardt (1)	47	Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director

(1) Member of the audit committee

Luis Asdruval Gonzalez Rodriguez was appointed to the Board of Directors on September 23, 2010 and on the same day by a Directors’ Consent Resolutions was appointed as Chief Executive Officer and President.

Miguel Guillen Kunhardt was appointed to the Board of Directors on September 23, 2010 and on the same day by a Directors’ Consent Resolutions was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.

A description of the work experience of our two directors and officers is as follows.

Luis Asdruval Gonzalez Rodriguez has been our Chief Executive Officer, President and Director since our inception.  Mr. Rodriguez graduated from the Universidad Catolica Nordestana with a degree in Engineer Geology.  Mr. Roridguez’s business experience has involved working as an employee and/or consultant for various mining companies over the past eight years.  In 2004, Mr. Rodriguez commenced work as an engineer of new project developments for Rosario Dominicana Mining Company until 2006.  From 2006 to 2008, Mr. Rodriguez worked with Promotara as a resident engineer and general supervisor.  Since 2008, he has worked with Kuky Silverio Industry.  Mr. Rodriguez has provided consulting services to various mining companies, including Falconado, Barrick Gold and Energold, and has provided independent feasibility and environmental impact studies on various mineral projects.

Mr. Rodriguez is a member of the Dominican Association of Engineers, Architects and Geologists.

Miguel Guillen Kunhardt has been our Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director since inception.  Mr. Kunhardt holds an electrical engineering degree from Institute of Technology, Dominican Republic in 1989 and a master in administrative engineering in 2004.  Mr. Kunhardt’s previous business experience includes director of the Electrical Corporation of the Dominican Republic from 1991 to 2003.  Previously, Mr. Kunhardt was employed with Unitrade International, a global logical corporation, whereby he was responsible for implementing and reviewing new projects and internal controls.  Mr. Kunhardt was also director and Chief Financial Officer of Ideal Standard, a ceramic company, where he was responsible for financial and tax matters of the company, and a project manager for Shwager Energy where he oversaw projects involving energy efficiency, electrical and control automatics for its international clients.  Currently, Mr. Kunhardt is the owner a various business in Dominican Republic, including gas stations and fast food businesses.

Mr. Kunhardt is currently a member of the Dominican and American Chamber of Commerce.

Our executive officers and directors do not have any formal training as a geologist and do not have training on the technical and managerial aspects of managing a mineral exploration company.  Each of Mr. Rodriguez and Mr. Kunhardt have not had any prior managerial and consulting positions have been in the mineral exploration industry.  Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company.  We do not have any employees who have professional training or experience in the mining industry.  We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

Term of Office

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes.   Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our executive officers and directors.

Both of our officers and directors do not work full time for our Company but devote time to our Company as required.   Luis Rodriguez does devote at least 20 hours each month to the affairs of the Company which is over and above his other work commitments.   Miguel Kunhardt does devote whatever time is required of him; often in excess of 10 hours a month.   Once our Company further develops the Prosperidad they both will have to spend more time on the affairs of the Company.   In the meantime they will rely on the expertise of geologists to do the work on the Prosperidad.

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

Term of Office

Members of our Board of Directors are appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes.   Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

To the knowledge of our Company, during the past ten years, none of our directors or executive officers:

(1)

has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(3)

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)

engaging in any type of business practice; or

(iii)

engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)

was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Directors’ Audit Committee

The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Luis A. G. Rodriguez , our President and Chairman of the Audit Committee, and Miguel G. Kunhardt, our Chief Financial Officer and Secretary Treasurer neither of whom are independent. Neither of our two directors is considered an “audit committee financial expert” as defined in Item 407 of Regulation S-K  and therefore in the future the Company will have to identify such an individual for a position on the Audit Committee.

Apart from the Audit Committee, the Company has no other Board committees.

Since incorporation on September 23, 2010, our members of our Audit Committee have not yet held a meeting but plan to do so within the near future.

Significant Employees

At the present time we have no paid employees and will not have until such time as the Board of Directors deems it practical.   Presently our Officers and Directors fulfill many functions that would otherwise require our Company to hire employees or outside consultants other than the exploration of the Vunidawa.

We conduct our business through agreements with consultants and arms-length third parties.  We plan to enter into a verbal arrangement with a consulting geologist who will be conducting the exploratory work on the Vunidawa Gold Claim under Phase I whereby we anticipate that we will pay him approximately $350 per day.  As such consulting geologist has not been engaged at this time, there is no assurance that we will be able to retain such consulting geologist or that the fee will be $350 per day.

The exploration work under Phase I has not yet begun.

Family Relationships

Luis Rodriguez and Miguel Kunhardt are not related.

ITEM 11

EXECUTIVE COMPENSATION

Summary Compensation Table

No compensation was awarded to, earned by, or paid to our named executive officers or directors during the period from September 23, 2010 to July 31, 2013.

Outstanding Equity Awards

We do not have any stock options outstanding.  No stock options or stock appreciation rights under any stock incentive plans were granted to our officers or directors since our inception.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED PARTIES MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Security Ownership of Management
Common Stock	Luis Asdruval Gonzalez Rodriguez Chief Executive Officer, President and Director	30,000,000 (Direct)	40.0%
Common Stock	Miguel Guillen Kunhardt Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director	15,000,000 (Direct)	20.0%
Common Stock	All Officers and Directors as a Group (2 persons)	45,000,000 (Direct)	60.0%

Security Ownership of Certain Beneficial Owners
Common Stock	Luis Asdruval Gonzalez Rodriguez Chief Executive Officer, President and Director	30,000,000 (Direct)	60.0%
Common Stock	Miguel Guillen Kunhardt Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director	15,000,000 (Direct)	40.0%

Notes:

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 31, 2013.  As of August 31, 2013, there were 75,000,000 shares of our common stock issued and outstanding.

Changes in Control

There are no arrangements which may result in a change in control in the future.

Related Party Transactions and Director Independence

Related Party Transactions

On September 29, 2010, we issued 45,000,000 shares of common stock at a price of $0.001 per share to Luis Asdruval Gonzalez Rodriguez, our Chief Executive Officer, President, director and an underwriter to this offering, and 30,000,000 shares of our common stock at a price of $0.001 per share to Miguel Guillen Kunhardt, our Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, director and an underwriter to this offering.  The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.  Under an effective registration statement the two directors sold a total of 30,000,000 common shares at a price of $0.002 per share.

Director Independence

Our common stock is not currently listed on a national securities exchange or an inter-dealer quotation system.  We intend to apply to have our common stock quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.  Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As Mr. Rodriguez and Mr. Kunhardt are each executive officers and directors, we have determined that they are not independent directors as defined under NASDAQ Rule 5605(a)(2).

Disclosure Of Commission Position Of Indemnification For Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue.

Corporate Governance

Corporate governance is a term that refers broadly to the rules, processes, or laws by which businesses are operated, regulated and controlled.   The term can refer to internal factors defined by the officers, stockholders or constitution of a corporation, as well as to external forces such as consumer groups, clients and governmental regulations.  A well defined and enforced corporate governance provides a structure that, at least in theory, works for the benefit of everyone concerned by ensuring that the corporation adheres to accepted ethical standards and best practices as well as to formal laws.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDENCE

Market for Common Equity, Dividends and Related Stockholder Matters

Holders of Common shares

Our Company has two shareholders, being our two officers and directors, who hold 60% of the outstanding common shares of our Company; being 45,000,000 common shares.  The remaining common shares, being 30,000,000 common shares, are held by 44 other shareholders.

Market Information

Our common shares are presently not quoted on the OTCBB or listed on any other exchange. It is management’s plan to apply for a quotation on the OTCBB within the next several months.  In order to do this the Company will have to identify a market maker who will file a Form 211 on behalf of the Company.   Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Market makers will not be permitted to begin quotation of a security whose issuer does not meet these filing requirements. Securities already quoted on the OTCBB that become delinquent in their required filings will be moved following a 30 or 60 day grace period if they do not make their filing during that time.

When eventually quoted there might be no liquidity in our common stock resulting in trading prices been volatile with wide fluctuations.

Our common shares are not subject to outstanding options, warrants or securities convertible into common shares of our Company.  The issued and outstanding share certificates owned by our two directors have a legend printed on them restricting the certificates from being able to trade as in compliance with Rule 144.

Dividend Rights

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

The holders of our common stock are entitled to receive dividends pro-rata based on the number of shares held, when and if declared by our Board of Directors, from funds legally available for that purpose.  Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)

we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

Our Articles of Incorporation and Bylaws do not contain provisions restricting our ability to pay dividends on our common stock.

Outstanding Equity Awards

Since incorporation on September 23, 2010, our Company has not granted any stock options or equity awards to our directors and officers or any other party.

We do not have an employee benefit stock option plan nor a dividend reinvestment plan. There are no outstanding warrants or rights attached to our common shares.

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Our Company does not have any outstanding stock options to its two directors and officers. There are no share purchase warrants outstanding as at the date of this Form 10-K are there convertible securities.

Our authorized capital is 250,000,000 shares of common stock with a par value $0.001 per share. There are only 75,000,000 common shares issued and outstanding as of the date of this Form 10-K.

Non-Cumulative Voting.

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist.  None have been approved or are anticipated.  No Compensation Committee exists either.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Debt Securities and Other Securities

There are no debt securities outstanding or other securities.

Rule 144 Share Restrictions

Under Rule 144, an individual who is not an affiliate of our Company and has not been an affiliate at any time during the three months preceding a sale and has been the beneficial owner of our shares for at least six months would be entitled to sell them without restriction.   This is subject to the continued availability of current public information about us for the first year which can be eliminated after a one-year hold.

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months can sell their shares in a given three month period as follows::

1.

One percent of the number of shares of our Company's common stock then outstanding, which the case of our current directors and officers, will equal approximately 450,000 shares as of the date of this Form 10-K; or

2.

The average weekly trading volume of our company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Under Rule 405 of the Securities Act, a reporting or non-reporting shell company cannot sell shares under Rule 144,  unless the company: (i) has ceased to be a shell company; (ii) is subject to the Exchange Act reporting obligations; (iii) has filed all required Exchange Act reports during the preceding twelve months; (iv) and at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

Employment Agreements

There are no employment agreements with our two directors or officers.

Penny Stock Rule

When, and if, quoted our common shares will be considered to be a “penny stock” because it will not meet one or more of the definitions in SEC Rule 3a51-1:

(i)	It has a price less than five dollars per share;

(ii)	It is not traded on a recognized national exchange;

(iii)	It is not quoted on a FINRA automated quotation system (NASDAQ), or even if so, has a price of less than five dollars per share; or

(iv)

It is issued by a company with net tangible assets of less than $2,000,000, if in business more than three years continuously, or $5,000,000, if the business is less than three years continuously or with average revenues of less than $6,000,000 for the past three years.

A broker-dealer will have to undertake certain administrative functions required when dealing win a penny stock transaction.  Disclosure forms detailing the level of risk in acquiring our Company’s shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor.  In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction.  This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of our Company’s shares.

From our Company’s point of view, being subject to the Penny Stock Rule could make it extremely difficult for it to attract new investors for future capital requirements since many financial institutions are restricted under their by-laws from investing in shares under a certain dollar amount. Ordinary investors might not be willing to subscribe to shares in the capital stock of our Company due to the uncertainty as to whether the share price will ever be able to be high enough that the Penny Stock Rule is no longer a concern.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance and that of our Company. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Any new investor purchasing shares in our Company might consider whether they will be able to sell their shares at the price they acquired them or higher since if no broker-dealer becomes involved with our Company and our Company is unable to raise future investment capital the price per share may deteriorate to a point that an investor’s entire investment could be lost.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada.  Our registered agent for this purpose is American Corporate Enterprises, Inc., 123 W Nye Lane, Suite 129, Carson City, NV 89703.  All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

Transfer Agent

We have engaged the service of Globex Transfer, LLC, Suite 202 - 780 Deltona Blvd.,  Deltona, Florida, 32725 to act as transfer and registrar. Previously the Company had used as its transfer agent Action Stock Transfer located in Salt Lake City, Utah.

Anti-takeover Provision

In accordance with the laws of the State of Nevada and the Securities Regulation Act.

The Chapter 78 of Nevada Revised Statutes contains a provision governing "acquisition of controlling interest."  This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights in whole or in part. The control share acquisition act provides that a person or entity acquires "control shares" whenever it acquires shares that, but for the operation of the control share acquisition act, would bring its voting power within any of the following three ranges: 20 to 33 1/3%; 33 1/3 to 50%; or more than 50%.

A "control share acquisition" is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares.  The shareholders or board of directors of a corporation may elect to exempt the stock of the corporation from the provisions of the control share acquisition act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation.  Our articles of incorporation and bylaws do not exempt our common stock from the control share acquisition act.

The control share acquisition act is applicable only to shares of "Issuing Corporations" as defined by the Nevada law.  An Issuing Corporation is a Nevada corporation, which: has 200 or more shareholders, with at least 100 of such shareholders being both shareholders of record and residents of Nevada; and does business in Nevada directly or through an affiliated corporation.

At this time, we do not have 100 shareholders of record resident of Nevada.  Therefore, the provisions of the control share acquisition act do not apply to acquisitions of our shares and will not until such time as these requirements have been met.  At such time as they may apply, the provisions of the control share acquisition act may discourage companies or persons interested in acquiring a significant interest in or control of us, regardless of whether such acquisition may be in the interest of our shareholders.

The Nevada "Combination with Interested Shareholders Statute" may also have an effect of delaying or making it more difficult to effect a change in control of us.  This statute prevents an "interested shareholder" and a resident domestic Nevada corporation from entering into a "combination," unless certain conditions are met.  The statute defines "combination" to include any merger or consolidation with an "interested shareholder," or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an "interested shareholder" having: an aggregate market value equal to 5 percent or more of the aggregate market value of the assets of the corporation; an aggregate market value equal to 5 percent or more of the aggregate market value of all outstanding shares of the corporation; or representing 10 percent or more of the earning power or net income of the corporation.

Conflicts of Interest

Neither of our officers or directors are directors or officers of any other company involved in the mining industry. However there can be no assurance such involvement will not occur in the future. Such present and potential future, involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to our Company and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on September 27, 2010, a Code of Ethics.  Our Company’s Code of Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of our Company and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Ethics addresses general business ethical principles and other relevant issues.

Director Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he is also an executive officer or employee of the corporation.  As Luis Rodriguez and Miguel Kunhardt, our executive officers and directors, we have determined that neither Luis Rodriguez nor Miguel Kunhardt are not an independent director as defined under NASDAQ Rule 4200(a)(15).

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate audit fees billed by the principal accountant for the periods ended July 31, 2013 and 2012, were $7,300 and $5,700, respectively.

(2)

Audit-Related Fees

The aggregate audit-related fees billed by the principal accountant for the periods ended July 31, 2013 and 2012, were $0 and $0, respectively.

(3)

Tax Fees

The aggregate tax compliance, tax advice, and tax planning fees billed by the principal accountant for the periods ended July 31, 2013 and 2012, were $0 and $0, respectively.

(4)

All Other Fees

During the period from inceptions to July 31, 2013 there were no other fees charged by the principal accountants, other than those disclosed in (1).

(5)

Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Recursos Montana to make any pre-approval policies meaningful.  Once Recursos Montana has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

ITEM 15

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

3.1	Corporate Charter (*)
3 (i)	Articles of Incorporation. (*)
3 (ii)	Bylaws. (*)
10.1	Assignment Agreement dated October 28, 2010 between Morris Ventures LLC and Recursos Montana S.A. Inc. (**)
99.1	Consent of Madsen & Associates CPA’s Inc. (***)

(*)

Included herein by reference to the Company’s registration statement on Form S-1 filed with the United States Securities and Exchange Commission on March 2, 2012.

(**) Included herein by reference to the Company’s registration statement on Form S-1A filed with the United States Securities and Exchange Commission on November 1, 2012.

      (***) Filed herein.

Financial Statement Schedules.

The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESURSOS MONTANA S.A.

(Registrant)

By:   LUIS ASDRUVAL GONZALEZ RODRIGUEZ

Luis Asdruval Gonzalez Rodriguez

Chief Executive Officer,

President and Director

Date: October 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   LUIS ASDRUVAL GONZALEZ RODRIGUEZ

Luis Asdruval Gonzalez Rodriguez

Chief Executive Officer,

President and Director

Date: October 25, 2013

By: MIGUEL GUILLEN KUNHARDT

Miguel Guillen Kunhardt

Chief Accounting Officer,

Chief Financial Officer and Director

Date: October 25, 2013

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and

Stockholders of Recursos Montana S.A.

(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Recursos Montana S.A. (A Pre-Exploration Stage Company) (the “Company”) as of July 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year ended July 31, 2012, for the period from September 23, 2010 (date of inception) to July 31, 2011, and for the period September 23, 2010 (date of inception) to July 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Recursos Montana S.A. (a Pre-Exploration Stage Company) as of July  31, 2012 and 2011, and the results of its operations and its cash flows for the period from September 23, 2010 (date of inception) to July 31, 2011, and for the period from September 23, 2010 (date of inception) to July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates CPA’s. Inc.

Murray, Utah

October 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Recursos Montana S.A.

(A Pre-Exploration Stage Company)

We have audited the accompanying balance sheet of Recursos Montana S.A. (a Pre-Exploration Stage Company) (the Company) as of July 31, 2013, and the related statements of operations, stockholders’ equity and cash flows for the year ended July 31, 2013, and for the period September 23, 2010 (date of inception) to July 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Recursos Montana S.A. (a Pre-Exploration Stage Company) as of July 31, 2013, and the results of its operations and cash flows for the year ended July 31, 2013, and for the period September 23, 2010 (date of inception) to July 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

October 25, 2013

RECURSOS MONTANA S.A.

(Pre-Exploration Stage Company)

BALANCE SHEETS

	July 31, 2013	July 31, 2012

ASSETS

CURRENT ASSETS

Cash	$ 40,670	$ 57,772

Total Current Assets	$ 40,670	$ 57,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 13,553	$ 9,666
Advances from related parties	514	280

Total Current Liabilities	14,067	9,946

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY

Common stock
250,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Deficit accumulated during the pre-exploration stage	(48,397)	(27,174)

Total Stockholders’ Equity	26,603	47,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 40,670	$ 57,772

The accompanying notes are an integral part of these financial statements.

RECURSOS MONTANA S.A.

(Pre-Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	From September 23, 2010 (date of inception) to July 31, 2013

REVENUE	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claim	-	-	5,000
Exploration costs	-	-	2,500
General and administrative	21,223	18,660	40,897

NET LOSS	$ (21,223)	$ (18,660)	$ (48,397)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000

The accompanying notes are an integral part of these financial statements.

RECURSOS MONTANA S.A.

 (Pre-Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the period  September 23, 2010 (date of inception) to July 31, 2013

	Common Shares	Stock Amount	Accumulated Deficit	Total

Balance September 23, 2010	-	$ -	$ -	$ -

Issuance of common shares for cash – $0.001 as at September 29, 2010	75,000,000	75,000	-	75,000

Net loss for the period September 29, 2010 (date of Inception) to July 31, 2011	-	-	(8,514)	(8,514)

Balance as at July 31, 2011	75,000,000	75,000	(8,514)	66,486

Net loss for the year ended July 31, 2012	-	-	(18,660)	(18,660)

Balance as at July 31, 2012	75,000,000	75,000	(27,174)	47,826

Net loss for the year ended July 31, 2013	-	-	(21,223)	(21,223)

Balance as of July 31, 2013	75,000,000	$ 75,000	$ (48,397)	$ 26,603

The accompanying notes are an integral part of these financial statements

RECURSOS MONTANA S.A.

(Pre-Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	From September 23, 2010 (date of inception) to July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (21,223)	$ (18,660)	$ (48,397)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment loss on mineral claim	-	-	5,000
Expenses paid by related party	234	-	514

Changes in operating assets and liabilities:
Accounts payable	3,887	9,666	13,553

Net Cash Used in Operating Activities	(17,102)	(8,994)	(29,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)

Net Cash Used in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	75,000

Net Cash Provided by Financing Activities	-	-	75,000

Net Increase (Decrease) in Cash	(17,102)	(8,714)	40,670

Cash at Beginning of Year	57,772	66,486	-

CASH at end of Year	$ 40,670	$ 57,772	$ 40,670

The accompanying notes are an integral part of these financial statements

RECURSOS MONTANA S.A.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2013

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

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.  There were no dilutive common stock equivalents outstanding at July 31, 2013.

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

Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date; Non-Monetary items, including equity, are recorded at the historical rate of exchange; and

revenues and expenses are recorded at the period average in which the transaction occurred.

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

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

During the years ended July 31, 2013 and 2012, the Company’s CEO paid $234 and $280 in expenses, on behalf of the Company. $514 and $280 were reported as advances from related parties on the balance sheet at July 31, 2013 and 2012, respectively. These advances are non-interest bearing, unsecured, and payable on demand.

5.

INCOME TAXES

The Company’s net operating losses and related valuation allowances are shown below:

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2011	$ 8,514	2031	$ 2,895	$ (2,895)	-
2012	18,660	2032	6,344	(6,344)	-
2013	21,223	2033	7,216	(7,216)	-
	$ 48,397		$ 16,455	$ (16,455)	$ -

The total valuation allowance as of July 31, 2013 was $16,455, which increased by $7,216 for the year ended July 31, 2013.

As of July 31, 2013 and 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended July 31, 2013, and 2012 and no interest or penalties have been accrued as of July 31, 2013 and 2012. As of July 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2011 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

6.

CAPITAL STOCK

On September 29, 2010, Company completed a private placement consisting of 75,000,000 common shares at $0.001 per share sold to its two Directors for a total consideration of $75,000.  On April 26, 2013, the directors sold 30,000,000 common shares at a price of $0.002 per share, under the Company’s effective registration statement.

7.

GOING CONCERN

The Company will need additional working capital to accomplish its intended purpose of exploring its mining claim, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through director advances, additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

Exhibit 31.1

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Luis Asdruval Gonzalez Rodriguez, certify that:

1.

I have reviewed this Form 10-K of Recursos Montana S.A.  (the “registrant”);

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

Date:  October 25, 2013

LUIS ASDRUVAL GONZALEZ RODRIGUEZ

Luis Asdruval Gonzalez Rodirguez

Chief Executive Officer, President and Director

Exhibit 31.2

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Miguel Guillen Kunhardt, certify that:

1.

I have reviewed this Form 10-K of Recursos Montana S.A. (the “registrant”);

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

Date: October 25, 2013

MIGUEL GUILLEN KUNHARDT

Miguel Guillen Kunhardt

Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the “Report”) on the Form 10-K of Recursos Montana S.A. (the “Company”) for the year ended July 31, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Luis Asdruval Gonzalez Rodriguez, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2.The information contained in this Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: October 25, 2013

            LUIS ASDRUVAL GONZALEZ RODRIGUEZ

   Luis Asdruval Gonzalez Rodriguez

 Chief Executive Officer,

           President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the “Report”) on the Form 10-K of Recursos Montana S.A.

 (the “Company”) for the year ended July 31, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Miguel Guillen Kunhardt, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.    The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2.    The information contained in this Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: October 25, 2013

         MIGUEL GUILLEN KUNHARDT

  Miguel Guillen Kunhardt

                    Chief Accounting Officer,

             Chief Financial Officer and Director

Exhibit 99.1 – Consent of Madsen & Associates CPA’s Inc,

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the use in this Annual Report on Form 10-K of Recursos Montana S.A. (A Pre-Exploration Stage Company) for the year ended July 31, 2013, of our report dated October 9, 2012 relating to the financial statements for the years ended July 31, 2012 and 2011, and for the period from September 23, 2010 (date of inception) to July 31, 2012, listed in the accompanying index.

/s/ Madsen & Associates CPA’s, Inc. Madsen & Associates CPA’s, Inc. Murray, Utah October 25, 2013