Form 10-Q
period 2013-10-31
Recursos Montana S.A.
filed 2013-12-12
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended October 31 , 2013

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

Yes [  ]   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

November 30, 2013: 75,000,000 common shares

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3
	Condensed Balance Sheets as at October 31, 2013 and July 31, 2013	4
	Condensed Statements of Operations For the three months ended October 31, 2013 and 2012 and for the period September 23, 2010 (Date of Inception) to October 31, 2013	5
	Condensed Statements of Cash Flows For the three months ended October 31, 2013 and 2012 and for the period September 23, 2010 (Date of Inception) to October 31, 2013	6
	Notes to the Condensed Financial Statements.	7
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II-- OTHER INFORMATION

PART 1 – FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Recursos Montana S.A. (Pre-exploration stage company) at October 31, 2013 (with comparative figures as at July 31, 2013) and the condensed statements of operations for the three months ended October 31, 2013 and 2012 and for the period from September 23, 2010 (date of inception) to October 31, 2013 and the statements of cash flows for the three months ended October 31, 2013 and 2012 and for the period from September 23, 2010 (date of inception) to October 31, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended October 31, 2013 are not necessarily indicative of the results that can be expected for the year ended July 31, 2014.

RECURSOS MONTANA S.A.

(Pre-Exploration Stage Company)

CONDENSED BALANCE SHEETS

	October 31, 2013	July 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 23,941	$ 40,670

Total Current Assets	$ 23,941	$ 40,670

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 16,683	$ 13,553
Advances from related parties	606	514

Total Current Liabilities	17,289	14,067

STOCKHOLDERS’ EQUITY

Common stock
250,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Deficit accumulated during the pre-exploration stage	(68,348)	(48,397)

Total Stockholders’ Equity	6,652	26,603

Total Liabilities and Stockholders’ Equity	$ 23,941	$ 40,670

The accompanying notes are an integral part of these unaudited condensed financial statements.

RECURSOS MONTANA S.A.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	For the Three months Ended October 31, 2013	For the Three months Ended October 31, 2012	From Sept. 23, 2010 (date of inception) to October 31, 2013

REVENUE	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claim	-	-	5,000
Exploration costs	-	-	2,500
General and administrative	19,951	5,558	60,848

NET LOSS	$ (19,951)	$ (5,558)	$ (68,348)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

RECURSOS MONTANA S.A.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	For the three Months ended October 31, 2013	For the three Months ended October 31, 2012	From Sept. 23, 2010 (date of inception) to October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (19,951)	$ (5,558)	$ (68,348)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Expenses paid by related party	92	69	606
Changes in accounts payable	3,130	1,200	16,683

Net Cash Used in Operating Activities	(16,729)	(4,358)	(46,059)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	75,000

Net Cash Provided by Financing Activities	-	-	75,000

Net Increase (Decrease) in Cash	(16,729)	(4,289)	23,941

Cash at Beginning of Period	40,670	57,772	-

CASH AT END OF PERIOD	$ 23,941	$ 53,483	$ 23,941

The accompanying notes are an integral part of these unaudited condensed financial statements

RECURSOS MONTANA S.A.

(Pre-exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2013

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

The interim financial statements for the three months ended October 31, 2013 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2013, as filed with the SEC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.  There were no dilutive stock equivalents outstanding at October 31, 2013.

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

During the three months ended October 31, 2013 and 2012, the Company’s CEO paid $92 and $69 in expenses, on behalf of the Company, respectively. $606 and $514 were reported as advances from related parties on the balance sheet at October 31, 2013 and July 31, 2013, respectively. These advances are non-interest bearing, unsecured, and payable on demand.

5.

CAPITAL STOCK

On September 29, 2010, Company completed a private placement consisting of 75,000,000 common shares at $0.001 per share sold to its two Directors for a total consideration of $75,000.   On April 26, 2013, the directors sold under the Company’s effective registration statement 30,000,000 common shares at a price of $0.002 per share.

6.

GOING CONCERN

The Company will need additional working capital to accomplish its intended purpose of exploring its mining claim, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through director advances, additional equity funding, and long term financing, which will enable the Company to operate for the coming year.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Recursos Montana S.A. (“Recursos” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

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

Repeated cycles of folding, faulting and deformation has created a complex structural history in the Korovou area. Major faults strike north and north easterly and coincide with zones of the Savura Volcanic Group. The principal shear direction changes from northwest in the area of the Korovou Gold Mine to north south in the area north of Korovou.

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

Mineralization is located within a large fractured block created where prominent northwest-striking shears intersect the north striking caldera fault zone. The major lodes cover an area of two square kilometers and are mostly within 800 meters of the surface. Lodes occur in dipping northwest striking shears, flat fractures and shatter blocks between shears.

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

The cost of completing each phase of Phase I based on the McAdams’ report is as follows:

Phase I	Fijian Dollars	U.S. Dollars

Airborne geophysical surveying	$ 10,200	$ 5,630
Geological mapping	9,800	5,416
Geochemical surface sampling (including sample collection and assaying)	27,500	15,180

Total exploration costs per Phase I	$ 47,500	$ 26,226

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

Estimated expenses	Amount	Purpose

Bookkeeping services	$ 3,720	Preparation of the accounts each quarter for submission of our Company’s independent public accountants.
Independent accountants	7,300	Examination of the year-end financial statements and review of the various quarterly financial statements.
Edgar filings	7,500	Filing fees for edgarizing various forms.
Filing fees	650	To maintain Company in good standing in the State of Nevada
Exploration I	26,226	As recommended by the geologist
Office and miscellaneous	1,100	Estimated office supplies, etc.
Transfer agent’s fees	1,200	Issuance of share certificates and other matters.

Estimated expenses	$ 47,696

The above does take into consideration the exploration program to be undertaken in the future when the funds are available.   Taking into consideration the cash on hand the following is our net cash position:

Estimated expenses for the twelve months as shown above	$ 47,696
Less cash on hand as at October 31, 2013	23,941
Additional cash needed	$ 23,755

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

 Overview

Since our incorporation on September 23, 2010 we have incurred losses as at October 31, 2013 of $68,348.   We have prepared our financial statements on a going concern basis; therefore assuming we will be able to realize our assets and discharge our obligations in the normal course of business.   Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.   We have never earned any revenue since our inception.

We are considered to be in the exploration stage and therefore there is no assurance that a commercially viable mineral deposit, a reserve, exists on Vunidawa until we have done sufficient exploration work and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – Three months ended October 31, 2013 and 2012.

The following analysis set forth the various expenses we have incurred during the three months ended October 31, 2013 and 2012:

	Three months ended October 31, 2013	Three months ended October 31, 2012

Accounting and auditing	$ 5,200	$ 4,825
Consulting	-	-
Edgarizing(**)	1,830	-
Exploration	-	-
Filing fees (*)	12,000	-
Impairment of mineral claim cost	-	-
Incorporation costs	-	-
Legal	-	-
Office	92	69
Transfer agent fees	830	664

Total Expenses	$ 19,951	$ 5,558

(*)

The Company applied for DTC eligibility resulting in a cost of $12,000.

(**)

These are expenses related to the filing of SEC required forms, as the Company is now effective with the SEC.

Balance Sheet as of October 31, 2013

Our cash position as at October 31, 2013 was $23,941 compared with our cash position as at July 31, 2013 being $40,670.

The only funds we have received since incorporation is from the sale of shares to our directors in the amount of 75,000,000 common shares at a price of $0.001 per share for a total amount of $75,000.

As at October 31, 2013 we have the following accounts payable:

Bookkeeping services (*)	$ 14,496	Preparation of the accounts for submission to our independent accountants
Edgarizing fees	1,830	Fee charged for Form 10-K
Office expenses	257	Photocopying and courier charges
Transfer agent fees	100
Total accounts payable	$ 16,683

(*) The above amount was invoiced by an independent bookkeeping service for preparation of financial statements for submission to Sadler Gibb & Associates, our independent accountants. The bookkeeping service is not our Chief Executive Officer and is not affiliated with our Chief Executive Officer.

Our total stockholders’ equity as of October 31, 2013 was $6,652 and as of July 31, 2013 was $26,603.   Our issued and outstanding shares as of October 31, 2013 were 75,000,000 common shares.

Trends

Management is unaware of any trends either currently or in the past which will have an impact on our operations.   Any known risks to our shareholders are detailed under “Risk Factors” noted below.

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

Public Market for Common Stock

Our shares are currently quoted on the OTC Bulletin Board (“OTCBB”). In order to remain on the OTCBB we must adhere to the rules and regulations of the OTCBB and the SEC.

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

Holders of Our Common Stock

As of the date of this Form 10-Q, we have 46 stockholders of which two are directors and officers.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of October 31, 2013 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of October 31, 2013, we did not have an audit committee nor a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A

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

Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewellery demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011), $1,250 (2013).  The price per ounce has now dropped to the $1,400 range. London PM Fix Price for instance. This volatility may favour operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

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

The shares of the Company constitute a penny stock classification under the Securities Exchange Act of 1934 (the “Exchange Act”).  The shares will remain classified as a penny stock for the foreseeable future.  The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to Rules 15g-1 through 15g-10 of the Exchange Act.  Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended July 31, 2013.

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

RECURSOS MONTANA SA.
(Registrant)

Date: December 12, 2013	“Luis Asdruval Gonalez Rodriguez”
LUIS ASDRUVAL GONZALEZ RODRIGUEZ Chief Executive Officer, President and Director

Date: December 12, 2013	”Miguel Guillen Kunhardt”
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

Dated: December 12, 2013

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

Dated: December 12, 2013

”Miguel Guillen Kunhardt”

MIGUEL GUILLEN KUNHARDT

Chief Financial Officer and Secretary

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Recursos Montana SA (the “Company”) for the three months ended October 31, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Luis Asdruval Gonzalez Rodriguez, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: December 12, 2013

“Luis Asdruval Gonzalez Rodriguez”

Luis Asdruval Gonzalez Rodriguez

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Recursos Montana SA (the “Company”) for the three months ended October 31, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Miguel Guillen Kundardt, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: December 12, 2013

“Miguel Guillen Kunhardt”

Miguel Guillen Kunhardt

Chief Accounting Officer

Chief Financial Officer and Director