Form 10-Q
period 2014-01-31
Recursos Montana S.A.
filed 2014-03-07
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31 , 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

February 28, 2014: 75,000,000 common shares

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Condensed Balance Sheet as at January 31, 2014 and July 31, 2013	4

	Condensed Statement of Operations For the three and six months ended January 31, 2014 and 2013 and for the period September 23, 2010 (Date of Inception) to January 31 2014.	5

	Condensed Statement of Cash Flows For the six months ended January 31, 2014 and 2013 and for the period September 23, 2010 (Date of Inception) to January 31, 2014	6

	Notes to the Condensed Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Submission of Matters to a Vote of Security Holders	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

	SIGNATURES.	27

PART 1 – FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Recursos Montana S.A. (Pre-exploration stage company) at January 31, 2014 (with comparative figures as at July 31, 2013) and the condensed statements of operations for the three and six months ended January 31, 2014 and 2013 and for the period from September 23, 2010 (date of inception) to January 31, 2014 and the statements of cash flows for the six months ended January 31, 2014 and 2013 and for the period from September 23, 2010 (date of inception) to January 31, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended January 31, 2014 are not necessarily indicative of the results that can be expected for the year ended July 31, 2014.

RECURSOS MONTANA S.A.

(Pre-Exploration Stage Company)

CONDENSED BALANCE SHEETS

	January 31, 2014	July 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 18,347	$ 40,670

Total Current Assets	$ 18,347	$ 40,670

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 15,978	$ 13,553
Advances from related parties	653	514

Total Current Liabilities	16,631	14,067

STOCKHOLDERS’ EQUITY

Common stock
250,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Deficit accumulated during the pre-exploration stage	(73,284)	(48,397)

Total Stockholders’ Equity	1,716	26,603

Total Liabilities and Stockholders’ Equity	$ 18,347	$ 40,670

The accompanying notes are an integral part of these unaudited condensed financial statements.

RECURSOS MONTANA S.A.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three months Ended January 31, 2014	For the Three months Ended January 31, 2013	For the Six Months Ended January 31, 2014	For the Six Months Ended January 31, 2013	From Sept. 23, 2010 (date of inception) to January 31, 2014

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral Claim	-	-	-	-	5,000
Exploration costs	-	-	-	-	2,500
General and administrative	4,936	887	24,887	6,445	65,784

NET LOSS	$ (4,936)	$ (887)	$ (24,887)	$ (6,445)	$ (73,284)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

RECURSOS MONTANA S.A.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six Months ended January 31, 2014	For the six Months ended January 31, 2013	From Sept. 23, 2010 (date of inception) to January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (24,887)	$ (6,445)	$ (73,284)

Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim	-	-	5,000
Expenses paid by related parties	139	116	653

Changes in operating assets and liabilities:
Accounts payable	2,425	2,040	15,978

Net Cash Used in Operating Activities	(22,323)	(4,289)	(51,653)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)

Net Cash Used in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	75,000

Net Cash Provided by Financing Activities	-	-	75,000

Net (Decrease) Increase in Cash	(22,323)	(4,289)	18,347

Cash at Beginning of Period	40,670	57,772	-

CASH AT END OF Period	$ 18,347	$ 53,483	$ 18,347

The accompanying notes are an integral part of these unaudited condensed financial statements

RECURSOS MONTANA S.A.

(Pre-exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2014

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

The interim financial statements for the six months ended January 31, 2014 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2013, as filed with the SEC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were no dilutive stock equivalents outstanding at January 31, 2014.

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

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value.

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the six months ended January 31, 2014 and 2013, the Company’s CEO paid $139 and $116 in expenses, on behalf of the Company, respectively.  $653 and $514 were reported as advances from related parties on the balance sheet at January 31, 2014 and July 31, 2013 respectively.  These advances are non-interest bearing, unsecured and payable on demand.

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

Employees

As of the date of this filing, we have no employees other than our executive officers and directors, each of whom are part-time employees devoting approximately five hours per week to our operations.

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

The above does take into consideration the exploration program to be undertaken in the future when the funds are available.   Taking into consideration the cash on hand the following is our net cash position:

Estimated expenses for the twelve months as shown above	$ 47,696
Less cash on hand as at January 31, 2014	18,347
Additional cash needed	$ 29,349

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

Overview

Since our incorporation on September 23, 2010 we have incurred losses as at January 31, 2014 of $73,284.   We have prepared our financial statements on a going concern basis; therefore assuming we will be able to realize our assets and discharge our obligations in the normal course of business.   Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.   We have never earned any revenue since our inception.

We are considered to be in the exploration stage and therefore there is no assurance that a commercially viable mineral deposit, a reserve, exists on Vunidawa until we have done sufficient exploration work and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – Period from September 23, 2010 to January 31, 2014.

From September 23, 2010 (date of inception) to January 31, 2014, we have incurred a cumulative net loss of $73,284.  The following analysis set forth the various expenses we have incurred since our incorporation and for the three and six months ended January 31, 2014 and 2013:

	Three months ended January 31, 2014	Three months ended January 31, 2013	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013	From Sept. 23, 2010 (date of inception) to January 31, 2014
Accounting and auditing	$ 2,300	$ 840	$ 7,500	$ 5,665	$ 27,730
Consulting	-	-	-	-	5,600
Exploration	-	-	-	-	2,500
Filing fees (*)	1,570	-	15,400	-	18,006
Impairment of mineral claim Cost	-	-	-	-	5,000
Incorporation costs	-	-	-	-	325
Legal	-	-	-	-	2,117
Office	102	47	193	116	917
Transfer agent fees	964	-	1,794	664	11,089

Total Expenses	$ 4,936	$ 887	$ 24,887	$ 6,445	$ 73,284

(*)

The Company applied for DTC eligibility resulting in a cost of $12,000.

Balance Sheet as of January 31, 2014

Our cash position as at January 31, 2014 was $18,347 compared with our cash position as at July 31, 2013 being $40,670.

The only funds we have received since incorporation is from the sale of shares to our directors in the amount of 75,000,000 common shares at a price of $0.001 per share for a total amount of $75,000.

As at January 31, 2014 we have the following accounts payable:

Bookkeeping services (*)	$ 15,696	Preparation of the accounts for submission to our independent accountants
Edgarizing fees	25	Balance owing on fees charged for Form 10-K and 10-Q
Office expenses	257	Photocopying and courier charges
Total accounts payable	$ 15,978

(*) The above amount was invoiced by an independent bookkeeping service for preparation of financial statements for submission to Sadler Gibb & Associates., our independent accountants. The bookkeeping service is not our Chief Executive Officer and is not affiliated with our Chief Executive Officer.

Our total stockholders’ equity as of January 31, 2014 was $1,716 and as of July 31, 2013 was $26,603.   Our issued and outstanding shares as of February 28, 2014 were 75,000,000 common shares.

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

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this Form 10-Q.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of January 31, 2014 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of January 31, 2014, we did not have an audit committee nor a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11 – OTHER INFORMATION

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

101.INS XBRL Instance Document (*)

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

RECURSOS MONTANA SA.
(Registrant)

Date: March 7, 2014	“Luis Asdruval Gonalez Rodriguez”
LUIS ASDRUVAL GONZALEZ RODRIGUEZ Chief Executive Officer, President and Director

Date: March 7, 2014	”Miguel Guillen Kunhardt”
MIGUEL GUILLEN KUNHARDT Chief Financial Officer, Chief Accounting Officer, Secretary and Director