Form 10-Q
period 2014-04-30
Recursos Montana S.A.
filed 2014-06-11
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30 , 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

May 31, 2014: 75,000,000 common shares

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Condensed Balance Sheet as at April 30, 2014 and July 31, 2013	4

	Condensed Statement of Operations For the three and nine months ended April 30, 2014 and 2013 and for the period September 23, 2010 (Date of Inception) to April 30, 2014.	5

	Condensed Statement of Cash Flows For the nine months ended April 30, 2014 and 2013 and for the period September 23, 2010 (Date of Inception) to April 30, 2014	6

	Notes to the Condensed Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	25

	SIGNATURES.	26

PART I – FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Recursos Montana S.A. (Pre-exploration stage company) at April 30, 2014 (with comparative figures as at July 31, 2013) and the condensed statements of operations for the three and nine months ended April 30, 2014 and 2013 and for the period from September 23, 2010 (date of inception) to April 30, 2014 and the statements of cash flows for the nine months ended April 30, 2014 and 2013 and for the period from September 23, 2010 (date of inception) to April 30, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended April 30, 2014 are not necessarily indicative of the results that can be expected for the year ended July 31, 2014.

RECURSOS MONTANA S.A.

(Pre-Exploration Stage Company)

CONDENSED BALANCE SHEETS

	April 30, 2014	July 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 15,387	$ 40,670

Total Current Assets	$ 15,387	$ 40,670

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES

Accounts payable	$ 17,178	$ 13,553
Advances from related parties	700	514

Total Current Liabilities	17,878	14,067

STOCKHOLDERS’ (DEFICIT) EQUITY

Common stock
250,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Deficit accumulated during the pre-exploration stage	(77,491)	(48,397)

Total Stockholders’ (Deficit) Equity	(2,491)	26,603

Total Liabilities and Stockholders’ (Deficit) Equity	$ 15,387	$ 40,670

The accompanying notes are an integral part of these condensed financial statements.

RECURSOS MONTANA S.A.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three months Ended April 30, 2014	For the Three months Ended April 30, 2013	For the Nine Months Ended April 30, 2014	For the Nine Months Ended April 30, 2013	From Sept. 23, 2010 (date of inception) to April 30, 2014

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claims	-	-	-	-	5,000
Exploration costs	-	-	-	-	2,500
General and administrative	4,207	3,355	29,094	9,801	69,991

NET LOSS	$ (4,207)	$ (3,355)	$ (29,094)	$ (9,801)	$ (77,491)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed financial statements.

RECURSOS MONTANA S.A.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine Months ended April 30, 2014	For the nine Months ended April 30, 2013	From Sept. 23, 2010 (date of inception) to April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (29,094)	$ (9,801)	$ (77,491)

Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim	-	-	5,000
Expenses paid by related parties	186	187	700

Changes in operating assets and liabilities:
Accounts payable	3,625	2,880	17,178

Net Cash Used in Operating Activities	(25,283)	(6,734)	(54,613)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)

Net Cash Used in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	75,000

Net Cash Provided by Financing Activities	-	-	75,000

Net (Decrease) Increase in Cash	(25,283)	(6,734)	15,387

Cash at Beginning of Period	40,670	57,772	-

CASH AT END OF PERIOD	$ 15,387	$ 51,038	$ 15,387

The accompanying notes are an integral part of these condensed financial statements

RECURSOS MONTANA S.A.

(Pre-exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2014

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

The interim financial statements for the nine months ended April 30, 2014 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2013, as filed with the SEC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.  There were no dilutive stock equivalents outstanding at April 30, 2014 or 2013.

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

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the nine months ended April 30, 2014 and 2013, the Company’s CEO paid $186 and $187 in expenses, on behalf of the Company, respectively.  $700 and $514 were reported as advances from related parties on the balance sheet at April 30, 2014 and July 31, 2013 respectively.  These advances are non-interest bearing, unsecured and payable on demand.

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

Regional Geology

Fiji lies at the midpoint of opposing Tonga Kermadec and new Hebrides convergence zones, separated from the actual convergence zones by two extensional back-arc basins which are the North Fiji Basin to the west and the Lau Basin to the east in addition to a series of transform faults including the Fiji Fracture Zone and the Matthew Hunter Ridge. Many of the reconstructions of the past configuration of th is part of the Pacific indicate, however, that Fiji was not so long ago an integral part of the Pacific “Rim of Fire”; the complex plate boundary between Pacific and the Indo Australia plates; a boundary which is well recognized as the locus of several major world-class porphyry copper gold and epithermal gold systems.

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

The cost of completing each phase of Phase I based on the McAdams’ report is as follows:

Phase I	Figian Dollars	U.S. Dollars
Airborne geophysical surveying	$ 10,200	$ 5,630
Geological mapping	9,800	5,416
Geochemical surface sampling (including sample collection and assaying)	27,500	15,180
Total exploration costs per Phase I	$ 47,500	$ 26,226

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

Estimated expenses	Amount	Purpose

Bookkeeping services	$ 3,720	Preparation of the accounts each quarter for submission to our Company’s independent public accountants.
Independent accountants	7,300	Examination of the year-end financial statements and review of the various quarterly financial statements.
Edgar filings	7,500	Filing fees for edgarizing various forms.
Filing fees	650	To maintain Company in good standing in the State of Nevada
Exploration I	26,226	As recommended by the geologist
Office and miscellaneous	1,100	Estimated office supplies, etc.
Transfer agent’s fees	1,200	Issuance of share certificates and other matters.

Estimated expenses	$ 47,696

The above does take into consideration the exploration program to be undertaken in the future when the funds are available.   Taking into consideration the cash on hand the following is our net cash position:

Estimated expenses for the twelve months as shown above	$ 47,696
Less cash on hand as at April 30, 2014	15,387
Additional cash needed	$ 32,309

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

Overview

Since our incorporation on September 23, 2010 we have incurred losses as at April 30, 2014 of $77,491.   We have prepared our financial statements on a going concern basis; therefore assuming we will be able to realize our assets and discharge our obligations in the normal course of business.   Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.   We have never earned any revenue since our inception.

We are considered to be in the exploration stage and therefore there is no assurance that a commercially viable mineral deposit, a reserve, exists on Vunidawa until we have done sufficient exploration work and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – Period from September 23, 2010 to April 30, 2014.

From September 23, 2010 (date of inception) to April 30, 2014, we have incurred a cumulative net loss of $77,491.  The following analysis set forth the various expenses we have incurred since our incorporation and for the three and nine months ended April 30, 2014 and 2013:

	Three months ended April 30, 2014	Three months ended April 30, 2013	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013	From Sept. 23, 2010 (date of inception) to April 30, 2014

Accounting and auditing	$ 2,300	$ 2,715	$ 9,800	$ 8,380	$ 30,030
Consulting	-	-	-	-	5,600
Exploration	-	-	-	-	2,500
Filing fees (*)	1,560	-	16,960	-	19,566
Impairment of mineral claim Cost	-	-	-	-	5,000
Incorporation costs	-	-	-	-	325
Legal	-	569	-	569	2,117
Office	47	71	240	188	964
Transfer agent fees	300	-	2,094	664	11,389

Total Expenses	$ 4,207	$ 3,355	$ 29,094	$ 9,801	$ 77,491

(*)

The Company applied for DTC eligibility resulting in a cost of $12,000.

Balance Sheet as of April 30, 2014

Our cash position as at April 30, 2014 was $15,387 compared with our cash position as at July 31, 2013 being $40,670.

The only funds we have received since incorporation is from the sale of shares to our directors in the amount of 75,000,000 common shares at a price of $0.001 per share for a total amount of $75,000.

As at April 30, 2014 we have the following accounts payable:

Bookkeeping services (*)	$ 16,896	Preparation of the accounts for submission to our independent accountants
Edgarizing fees	25	Balance owing on fees charged for Form 10-K and 10-Q
Office expenses	257	Photocopying and courier charges
Total accounts payable	$ 17,178

(*) The above amount was invoiced by an independent bookkeeping service for preparation of financial statements for submission to Sadler Gibb & Associates., our independent accountants. The bookkeeping service is not our Chief Executive Officer and is not affiliated with our Chief Executive Officer.

Our total stockholders’ deficit as of April 30, 2014 was $2,491 and as of July 31, 2013 was stockholders’ equity of $26,603.   Our issued and outstanding shares as of April 30, 2014 were 75,000,000 common shares.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2014 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of April 30, 2014, we did not have an audit committee nor a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We face significant competition.

We are a pre-exploration stage company.  We compete with numerous other companies and individuals possessing greater financial resources and technical facilities than itself in the search for, and acquisition of, mineral claims, leases and other mineral interests, as well as the recruitment and retention of suitably qualified individuals.  The competitors may spend greater amounts on retaining such personnel, which could cause delays in our exploration program or cause our business to fail.

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

Gold prices change on a world market beyond our control.  A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals.  Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewellery demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011), $1,250 (2013).  The price per ounce has now dropped to the $1,300 range. London PM Fix Price for instance. This volatility may favour operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

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

RECURSOS MONTANA SA.
(Registrant)

Date: June 11, 2014	“Luis Asdruval Gonalez Rodriguez”
LUIS ASDRUVAL GONZALEZ RODRIGUEZ Chief Executive Officer, President and Director

Date: June 11, 2014	”Miguel Guillen Kunhardt”
MIGUEL GUILLEN KUNHARDT Chief Financial Officer, Chief Accounting Officer, Secretary and Director