Form 10-K
period 2014-07-31
Recursos Montana S.A.
filed 2014-11-14
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(x)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended July 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. $0 as of January 31, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

November 13, 2014: 75,000,000 common shares

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

We have no historical information to allow anyone to base an evaluation on our future performance. We have only been incorporated since September 23, 2010 and have generated no revenue during our time in existence.  We do not know if we will be successful in our business operations in the future.   Like all new businesses we are a start-up company and will suffer all the problems of being a start-up company as follows:

●	possible delays in exploring the Vunidawa and experiencing cost overruns;

●	trying to generate revenue or identify sources of cash, managing our assets and administrating ongoing financial commitments to our creditors;

●	adhering to all regulatory requirements both as a future public company and as a company required to meet State and Federal filing requirements; and

●	ensuring our shareholders are informed about our development on a regular basis.

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

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of Fiji.  The cost expressed in the geological report on Vunidawa is expressed in the local currency, Fijian dollar.  For purposes of consistency and to express United States Dollars throughout this Form 10-K, Fijian dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to 1.94771. Fijian dollars.

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

Gold prices change on a world market beyond our control.  A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals.  Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewellery demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011), $1,750 (2013) and later in 2014 fell to approximately $1,200.  The price per ounce has now dropped to the $1,400 range. London PM Fix Price for instance. This volatility may favour operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

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

Our shares constitute a penny stock under the Securities Exchange Act of 1934 (the “Exchange Act”).  The shares will remain classified as a penny stock for the foreseeable future.  The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to Rules 15g-1 through 15g-10 of the Exchange Act.  Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

ITEM 1B

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

For ease of reference, the following conversion factors are provided:

Metric Unit	U.S. Measure	U.S. Measure	Metric Unit

1 hectare	2.471 acres	1 acre	0.4047 hectares
1 metre	3.2881 feet	1 foot	0.3048 meters
1 kilometre	0.621 miles	1 mile	1.609 kilometers
1 gram	0.032 troy oz.	1 troy ounce	31.1 grams

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Recursos’ common shares have been quoted on the OTCBB.  Recursos has not paid any dividends on its common stock and it does not anticipate that it will pay dividends in the foreseeable future.  As at September 30, 2014, Recursos had 46 shareholders; two of these shareholders are officers and directors of Recursos.

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

Operation Statement Data

	For the year Ended July 31, 2014	For the year ended July 31, 2013

Revenue	$ -	$ -

General and Administrative	33,584	21,223
Net loss	$ (33,584)	$ (21,223)

Weighted average shares outstanding (basic)	75,000,000	75,000,000
Weighted average shares outstanding (diluted)	75,000,000	75,000,000
Net loss per share (basic)	$ (0.00)	$ (0.00)
Net loss per share (diluted)	$ (0.00)	$ (0.00)

Balance Sheet Data:

	July 31, 2014	July 31, 2013

Cash	$ 12,587	$ 40,670
Total Assets	12,587	40,670
Total Liabilities	19,568	14,067
Total Stockholders’ Equity	(6,981)	26,603

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-K contains "forward-looking statements" that involve risks and uncertainties. The use of words such as "anticipate", "expect", "intend", "plan", "believe", "seek" and "estimate", and variations of these words and similar expressions to identify such forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this Form 10-K. These forward-looking statements address, among others, such issues as:

●	the estimated financial information we are furnishing in this Form 10-K;

●	our future projected earning and cash flows;

●	the expansion of our business and its operations over the next few years;

●	Our future expectations of development projects.

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

Our Business

Our Company is classified as an exploration company and not a pre-exploration company since we have commenced exploration on the Vunidawa.  Other than undertaking Phase I of our exploration program we have no history in which an investor could evaluate us.   We have not made any revenue and the chances of making any revenues during the next several years are slight.   The Vunidawa is in the early stage of exploration and there is no assurance we will be able to find any mineralization on our claim that is worth extracting.   Unless we are able to derive some revenue from the Vunidawa we might have to abandon the claim and eventually cease to operate.

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses of approximately $65,089 associated with the initiation of a mineral exploration program for a total estimate of expenses and cash requirements of $52,502.  Including mineral exploration program, we will have to incur the following estimated expenses, including amounts owed to third party creditors less cash on hand, over the next twelve months:

Expenses	Amount	Description

Accounting	$ 3,750	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	7,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	26,226	Mineral exploration program.
Filing fees	6,360	Filing reports with the SEC for edgarizing and XBRL.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
	46,336
Add: Account Payable	18,753	Relates to accounts payable owed to third parties as at July 31, 2014 with no consideration to amounts owed to related parties.
Estimated cash requirements before cash on hand	65,089
Deduct: Cash on hand	(12,587)	As at July 31, 2014
Estimated cash needed	$ 52,502

Our geologist, based on field observations, laboratory results, and reviews of available geological and historical data, recommends further exploration work is warranted on the Vunidawa.

RESULTS OF OPERATIONS

Results of Operations for the year ended July 31, 2014 compared to July 31, 2013

For the period from August 1, 2013 to July 31, 2014, we had a net loss of $33,584 and a total net loss from September 23, 2010 (date of inception) to July 31, 2014 of $81,981.  Our loss for the years ended July 31, 2014 and 2013 represents various expenses incurred with payment to our independent accountants, office expenses and various accrued expenses which have not been paid to date as follows:

Expense	July 31, 2014	July 31, 2013	Description

Accounting and audit	$ 12,100	$ 10,320	Audit fees and preparation of working papers for submission to our independent accountants and their review and examination.
Filing fees	18,535	1,590	Filing reports with SEC.
Legal	-	570	Various services rendered
Office	355	401	Office supplies including photocopying, courier and faxing documents.
Transfer agent	2,594	8,342	Annual list of officers and directors, resident agent service and business license and issuance of shares to the shareholders.
Total	$ 33,584	$ 21,223

Liquidity and Capital Resources

As of July 31, 2014 the Company had cash of $12,587 and current liabilities of $19,568 representing a working capital deficiency of $6,981.

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

Corporate Organization and History Within Last Five years

The Company was incorporated under the laws of the State of Nevada on September 23, 2010 under the name Recursos Montana S.A.  The Company does not have any subsidiaries, affiliated companies or joint venture partners.   We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the Vunidawa Gold Claim.    We have plans to complete Phase I of our exploration program during the spring of 2015.

To date the Company has been financed though the sale of common shares to its two directors and officers in the amount of $75,000.   With only $12,587 in cash on hand as at July 31, 2014 there will be a need for additional funds within the next six months.   Either our two directors will have to make advances to our Company or else additional shares will have to be sold from our Treasury.  No decision has been made in this regard.  As of the July 31, 2014 our directors had advanced an aggregate total of $815 to the Company.

Since our inception we have incurred the following expenses:

Accounting and audit	$ 32,330	Accounting and audit fees since inception.
Consulting	5,600	Preparation of Form S-1.
Exploration expenses	2,500	Property purchase.
Filing fees	21,141	Filing with State of Nevada for annual report and cost of Edgar and XBRL filings. This figure includes a $12,000 payment for a DTC registration.
Impairment loss on mineral claim	5,000	The price to acquire the Vunidawa Gold Claim.
Incorporation costs	325	Cost of incorporation in State of Nevada.
Legal	2,117	Legal opinion under Exhibit 5 and other legal costs.
Office	1,079	Photocopying, delivery and fax.
Transfer agent fees	11,889	Annual transfer agent fees and certificate issuance and fee for changing of transfer agent in current year.

Total	$ 81,981

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

Compensation Plans

As at July 31, 2014 and up to the date of this Form 10-K, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended July 31, 2014 have been audited by our independent accountants, Sadler Gibb & Associates, LLC, 2455 E. Parleys Way, Salt Lake City, Utah, 84119 attached hereto.

ITEM 9.

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent accountants.

ITEM 9A    CONTROLS PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer, Mr. Luis Asdruval Gonzalez Rodriguez, and Chief Accounting Officer, Mr. Miguel Guillen Kunhardt, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of July 31, 2014 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of July 31, 2014, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of July 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

PART 111

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

Our officers and directors and their respective ages and positions as of July 31, 2014 were as follows:

Name of Director	Age	Position
Luis Asdruval Gonzalez Rodriguez (1)	32	Chief Executive Officer, President and Director
Miguel Guillen Kunhardt (1)	48	Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director

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

Luis Asdruval Gonzalez Rodriguez has been our Chief Executive Officer, President and Director since our inception.  Mr. Rodriguez graduated from the Universidad Catolica Nordestana with a degree in Engineer Geology.  Mr. Roridguez’s business experience has involved working as an employee and/or consultant for various mining companies over the past eight years.  In 2004, Mr. Rodriguez commenced work as an engineer in of new project developments for Rosario Dominicana Mining Company until 2006.  From 2006 to 2008, Mr. Rodriguez working with Promotara AS as resident engineer and general supervisor.  Since 2008, he has worked with Kuky Silverio Industry.  Mr. Rodriguez has providing consulting services to various mining companies, including Falconado, Barrick Gold and Energold, and has provided independent feasibility and environmental impact studies on various mineral projects.

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

Both of our officers and directors do not work full time for our Company but devote time to our Company as required.   Luis Rodriguez does devote at least 20 hours each month to the affairs of the Company which is over and above his other work commitments.   Miguel Kunhardt does devote whatever time is required of him; often in excess of 10 hours a month.   Once our Company further develops the Vunidawa they both will have to spend more time on the affairs of the Company.   In the meantime they will rely on the expertise of geologists to do the work on the Vunidawa.

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

(6)

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

We have no other Board Committees other than the Audit Committee.

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

ITEM 11

EXECUTIVE COMPENSATION

Summary Compensation Table

No compensation was awarded to, earned by, or paid to our named executive officers or directors during the period from September 23, 2010 to July 31, 2014.

Outstanding Equity Awards

We do not have any stock options outstanding.  No stock options or stock appreciation rights under any stock incentive plans were granted to our officers or directors since our inception.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED PARTIES MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

Notes:

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2014.  As of September 30, 2014, there were 75,000,000 shares of our common stock issued and outstanding.

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

Market Information

Our common shares are presently quoted on the OTCBB.   Although the OTCBB does not have any listing requirements per se, to remain eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Market makers will not be permitted to begin quotation of a security whose issuer does not meet these filing requirements. Securities already quoted on the OTCBB that become delinquent in their required filings will be moved following a 30 or 60 day grace period if they do not make their filing during that time.

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

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months can sell their shares in a given three month period as follows:

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

(iii)	It is not quoted on a FINRA automated quotation system (NASDAQ), or even if so, has a price of less than five dollars per share; or

(iv)

It is issued by a company with net tangible assets of less than $2,000,000, if in business more than three years continuously, or $5,000,000, if the business is less than three years continuously, or with average revenues of less than $6,000,000 for the past three years.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate fees billed by the independent registered accountants for the years ended July 31, 2014 and 2013 were $7,800 and $7,300, respectively.

(2)

Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Resursos Montana financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)

Tax Fees

The aggregate fees billed in July 31, 2014 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)

All Other Fees

During the period from inception to July 31, 2014 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

Financial Statement Schedules.

The following financial statements are included in this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Recursos Montana S.A.

We have audited the accompanying balance sheet of Recursos Montana S.A. (the Company) as of July 31, 2014 and 2013, and the related statements of operations, stockholders’ (deficiency) equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Recursos Montana S.A. as of July 31, 2014 and 2013 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company will need additional working capital to accomplish its intended purpose, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 13, 2014

RECURSOS MONTANT S.A.

BALANCE SHEETS

	July 31, 2014	July 31, 2013

ASSETS

CURRENT ASSETS

Cash	$ 12,587	$ 40,670

Total Current Assets	$ 12,587	$ 40,670

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES

Accounts payable	$ 18,753	$ 13,553
Advances from related parties	815	514

Total Current Liabilities	19,568	14,067

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Common stock
250,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Accumulated deficit	(81,981)	(48,397)

Total Stockholders’ (Deficiency) Equity	(6,981)	26,603

Total Liabilities and Stockholders’ (Deficiency) Equity	$ 12,587	$ 40,670

The accompanying notes are an integral part of these financial statements.

RECURSOS MONTANA S.A.

STATEMENTS OF OPERATIONS

	For the Year Ended July 31, 2014	For the Year Ended July 31, 2013

REVENUE	$ -	$ -

EXPENSES

General and administrative	33,584	21,223

NET LOSS	$ (33,584)	$ (21,223)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000

The accompanying notes are an integral part of these financial statements.

RECURSOS MONTANA S.A.

 STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

	Common Shares	Stock Amount	Accumulated Deficit	Total

Balance as at August 1, 2012	75,000,000	$ 75,000	$(27,174)	$ 47,826

Net loss for the year ended July 31, 2013	-	-	(21,223)	(21,223)

Balance as of July 31, 2013	75,000,000	75,000	(48,397)	26,603

Net loss for the year ended July 31, 2014	-	-	(33,584)	(33,584)

Balance as of July 31, 2014	75,000,000	$ 75,000	$ (81,981)	$ (6,981)

The accompanying notes are an integral part of these financial statements

RECURSOS MONTANA S.A.

STATEMENTS OF CASH FLOWS

	For the year ended July 31, 2014	For the year ended July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (33,584)	$ (21,223)

Adjustments to reconcile net loss to net cash used in operating activities:

Expenses paid by related parties	301	234
Changes in operating assets and liabilities: Changes in accounts payable	5,200	3,887

Net Cash Used in Operating Activities	(28,083)	(17,102)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-
Net Cash (Used) in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Increase (Decrease) in Cash	(28,083)	(17,102)

Cash at Beginning of Year	40,670	57,772

CASH AT END OF YEAR	$ 12,587	$ 40,670

The accompanying notes are an integral part of these financial statements

RECURSOS MONTANA S.A.

NOTES TO FINANCIAL STATEMENTS

July 31, 2014

1.

ORGANIZATION AND BASIS OF PRESENTATION

The Company, Recursos Montana S.A., was incorporated under the laws of the State of Nevada on September 23, 2010 with the authorized capital stock of 250,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.  There were no dilutive stock equivalents outstanding at July 31, 2014.

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

Recent Accounting Pronouncements

As of July 31, 2014, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements.

The Company does not expect that the adoption of any other recent accounting pronouncements will have a material impact on its financial statements.

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

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of July 31, 2014 the Company had received advances from Company directors for operating expenses in the amount of $815.  During the year ended July 31, 2014, the Company received an additional $301, leaving an ending balance due of $815.  These advances are non-interest bearing, unsecured and payable on demand.

5.

INCOME TAXES

The Company’s net operating losses and related valuation allowances are shown below:

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2011	$8,514	2031	$2,895	$(2,895)	-
2012	18,660	2032	6,344	(6,344)	-
2013	21,223	2033	7,216	(7,216)	-
2014	33,584	2034	11,419	(11,419)
	$81,981		$27,874	$(27,874)	$-

The total valuation allowance as of July 31, 2014 was $27,874, which increased by $11,419 for the year ended July 31, 2014.

As of July 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended July 31, 2014, and 2013 and no interest or penalties have been accrued as of July 31, 2014 and 2013. As of July 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

7.

GOING CONCERN

The Company will need additional working capital to accomplish its intended purpose of exploring its mining claim, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through director’s advances, additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESURSOS MONTANA S.A.

(Registrant)

By:   LUIS ASDRUVAL GONZALEZ RODRIGUEZ

Luis Asdruval Gonzalez Rodriguez

Chief Executive Officer,

President and Director

Date: November 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   LUIS ASDRUVAL GONZALEZ RODRIGUEZ

Luis Asdruval Gonzalez Rodriguez

Chief Executive Officer,

President and Director

Date: November 14, 2014

By: MIGUEL GUILLEN KUNHARDT

Miguel Guillen Kunhardt

Chief Accounting Officer,

Chief Financial Officer and Director

Date: November 14, 2014