Form 10-Q
period 2014-10-31
Recursos Montana S.A.
filed 2014-12-19
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended October 31 , 2014

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

December 10, 2014: 75,000,000 common shares

PART 1 – FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Recursos Montana S.A. at October 31 2014 (with comparative figures as at July 31, 2014) and the condensed statements of operations for the three months ended October 31, 2014 and 2013 and the statements of cash flows for the three months ended October 31, 2014 and 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended October 31, 2014 are not necessarily indicative of the results that can be expected for the year ending July 31, 2015.

RECURSOS MONTANA S.A.

CONDENSED BALANCE SHEETS

	October 31, 2014	July 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 11,323	$ 12,587

Total Current Assets	$ 11,323	$ 12,587

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 19,630	$ 18,753
Advances from related parties	815	815

Total Current Liabilities	20,455	19,568

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Accumulated deficit	(84,122)	(81,981)

Total Stockholders’ Deficiency	(9,122)	(6,981)

Total Liabilities and Stockholders’ Deficiency	$ 11,323	$ 12,587

The accompanying notes are an integral part of these condensed financial statements.

RECURSOS MONTANA S.A.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended October 31, 2014	For the three months ended October 31, 2013

REVENUE	$ -	$ -

EXPENSES

General and administrative	2,141	19,951

NET LOSS	$ (2,141)	$ (19,951)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed financial statements.

RECURSOS MONTANA S.A.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended October 31, 2014	For the three months ended October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (2,141)	$ (19,951)

Adjustments to reconcile net loss to net cash used in operating activities:

Expenses paid by related parties	-	92
Changes in operating assets and liabilities: Changes in accounts payable	877	3,130

Net Cash Used in Operating Activities	(1,264)	(16,729)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Decrease in Cash	(1,264)	(16,729)

Cash at Beginning of Period	12,587	40,670

CASH AT END OF PERIOD	$ 11,323	$ 23,941

The accompanying notes are an integral part of these condensed financial statements

RECURSOS MONTANA S.A.

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2014

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

The interim financial statements for the three months ended October 31, 2014 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2014, as filed with the SEC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.  There were no dilutive stock equivalents outstanding at October 31, 2014 and 2013.

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

During the three months ended October 31, 2014 and 2013, the Company’s CEO paid $0 and $92 in expenses, on behalf of the Company, respectively. $815 was reported as advances from related parties at October 31, 2014 and July 31, 2014. These advances are non-interest bearing, unsecured and payable on demand.

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

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of Fiji.  The cost expressed in the geological report on Vunidawa is expressed in the local currency, Fijian dollar.  For purposes of consistency and to express United States Dollars throughout this Form 10-Q, Fijian dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to .52510 Fijian dollars.

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

Regional Geology

Fiji lies at the midpoint of opposing Tonga Kermadec and new Hebrides convergence zones, separated from the actual convergence zones by two extensional back-arc basins which are the North Fiji Basin to the west and the Lau Basin to the east in addition to a series of transform faults including the Fiji Fracture Zone and the Matthew Hunter Ridge. Many of the reconstructions of the past configuration of the property is part of the Pacific indicate, however, that Fiji was not so long ago an integral part of the Pacific “Rim of Fire”; the complex plate boundary between Pacific and the Indo Australia plates; a boundary which is well recognized as the locus of several major world-class porphyry copper gold and epithermal gold systems.

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

Estimated expenses	Amount	Purpose

Bookkeeping services	$ 3,720	Preparation of the accounts each quarter for submission to our Company’s independent public accountants.
Independent accountants	7,300	Examination of the year-end financial statements and review of the various quarterly financial statements.
Edgar filings	5,500	Filing fees for edgarizing various forms.
Filing fees	650	To maintain Company in good standing in the State of Nevada
Exploration I	2	As recommended by the geologist
Office and miscellaneous	1,000	Estimated office supplies, etc.
Transfer agent’s fees	1,200	Issuance of share certificates and other matters.

Estimated expenses	$ 45,596

The above does take into consideration the exploration program to be undertaken in the future when the funds are available.   Taking into consideration the cash on hand the following is our net cash position:

Estimated expenses for the twelve months as shown above	$ 45,596
Add. Accounts payable – October 31, 2014	19,630
65,226
Less cash on hand as at October 31, 2014	11,323
Additional cash needed	$ 53,903

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

Overview

Since our incorporation on September 23, 2010 we have incurred losses as at October 31, 2014 of $84,122. We have prepared our financial statements on a going concern basis; therefore assuming we will be able to realize our assets and discharge our obligations in the normal course of business.   Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.   We have never earned any revenue since our inception.

We are considered to be in the exploration stage and therefore there is no assurance that a commercially viable mineral deposit, a reserve, exists on Vunidawa until we have done sufficient exploration work and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – Three months ended October 31, 2014 and 2013.

From September 23, 2010 (date of inception) to October 31, 2014, we have incurred a cumulative net loss of $84,122.  The following analysis set forth the various expenses we have incurred since our incorporation and for the three months ended October 31, 2014 and 2013:

	Three months ended October 31, 2014	Three months ended October 31, 2013

Accounting and auditing (*)	$ 1,200	$ 5,200
Consulting	-	-
Exploration	-	-
Filing fees	688	13,830
Impairment of mineral claim cost	-	-
Incorporation costs	-	-
Legal	-	-
Office	53	91
Transfer agent fees	200	830

Total Expenses	$ 2,141	$ 19,951

(*)

The decrease in accounting and audit fees is due to the fiscal year 2014 audit not being performed until November 2014 (whereas work was performed in October 2013 for the fiscal year 2013 audit).

Balance Sheet as of October 31, 2014

Our cash position as at October 31, 2014 was $11,323 compared with our cash position as at July 31, 2014 being $12,587.

The only funds we have received since incorporation is from the sale of shares to our directors in the amount of 75,000,000 common shares at a price of $0.001 per share for a total amount of $75,000.

As at October 31 2014 we have the following accounts payable:

Bookkeeping services (*)	$ 19,296	Preparation of the accounts for submission to our independent accountants
Transfer agent fee	24	Fee charged for filing late filing notice
Office expenses	310	Photocopying and courier charges
Total accounts payable	$ 19,630

(*) The above amount was invoiced by an independent bookkeeping service for preparation of financial statements for submission to Sadler Gibb & Associates., our independent accountants. The bookkeeping service is not our Chief Executive Officer and is not affiliated with our Chief Executive Officer.

Our total stockholders’ deficiency as of October 31, 2014 was $9,122 and as of July 31, 2014 was $6,981.   Our issued and outstanding shares as of October 31, 2014 were 75,000,000 common shares.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of October 31, 2014 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of October 31, 2014, we did not have an audit committee nor a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gold prices change on a world market beyond our control.  A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals.  Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewellery demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011), $1,250 (2013) and $1,190 (2014).  The price per ounce has now dropped to the $1,200 range. London PM Fix Price for instance. This volatility may favour operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

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

There has been no change in our securities since the fiscal year ended July 31, 2014.

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

RECURSOS MONTANA SA.
(Registrant)

Date: December 19, 2014	“Luis Asdruval Gonalez Rodriguez”
LUIS ASDRUVAL GONZALEZ RODRIGUEZ Chief Executive Officer, President and Director

Date: December 19, 2014	”Miguel Guillen Kunhardt”
MIGUEL GUILLEN KUNHARDT Chief Financial Officer, Chief Accounting Officer, Secretary and Director