Form 10-Q
period 2015-01-31
Tanaris Power Holdings Inc.
filed 2015-03-13
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2015

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

March 12, 2015: 75,000,000 common shares

Table of Contents

PART I – FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Recursos Montana S.A. at January 31, 2015 (with comparative figures as at July 31, 2014), and the condensed statements of operations for the three and six months ended January 31, 2015 and 2014, and the statements of cash flows for the six months ended January 31, 2015 and 2014, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended January 31, 2015 are not necessarily indicative of the results that can be expected for the year ending July 31, 2015.

RECURSOS MONTANT S.A.

CONDENSED BALANCE SHEETS

	January 31, 2015	July 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 2,150	$ 12,587
Deposit	50,000	-

Total Current Assets	$ 52,150	$ 12,587

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 20,830	$ 18,753
Advances from related parties	50,938	815

Total Current Liabilities	71,768	19,568

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Accumulated deficit	(94,618)	(81,981)

Total Stockholders’ Deficiency	(19,618)	(6,981)

Total Liabilities and Stockholders’ Deficiency	$ 52,150	$ 12,587

The accompanying notes are an integral part of these condensed financial statements.

RECURSOS MONTANA S.A.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended January 31, 2015	For the Three Months Ended January 31, 2014	For the Six Months Ended January 31, 2015	For the Six Months Ended January 31, 2014

REVENUE	$ -	$ -	$ -	$ -

EXPENSES

General and administrative	10,496	4,936	12,637	24,887

NET LOSS	$ (10,496)	$ (4,936)	$ (12,637)	$ (24,887)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed financial statements.

RECURSOS MONTANA S.A.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended January 31, 2015	For the Six Months Ended January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (12,637)	$ (24,887)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties	123	139

Changes in operating assets and liabilities:
Accounts payable	2,077	2,425

Net Cash Used in Operating Activities	(10,437)	(22,323)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposit	(50,000)	-

Net Cash Used in Investing Activities	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	50,000	-

Cash Flows from Financing Activities	50,000	-

Net Decrease in Cash	(10,437)	(22,323)

Cash at Beginning of Period	12,587	40,670

CASH AT END OF Period	$ 2,150	$ 18,347

The accompanying notes are an integral part of these condensed financial statements

RECURSOS MONTANA S.A.

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2015

(Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The Company, Recursos Montana S.A., was incorporated under the laws of the State of Nevada on September 23, 2010 with the authorized capital stock of 250,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage.

The interim financial statements for the six months ended January 31, 2015 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2014, as filed with the SEC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.  There were no dilutive stock equivalents outstanding at January 31, 2015 and 2014.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

3.

DEPOSIT

The Company has entered into a stock purchase agreement, as more fully described under subsequent events below, where on or before January 30, 2015, the Company was required to make payments of $50,000, against a total required payment of $350,000, to acquire 100% of the common shares of Tanaris Power, Inc. The initial $50,000 was made timely and is reported as a deposit on the balance sheet as of January 31, 2015, as the stock purchase agreement had not closed as of January 31, 2015.

4.

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

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the six months ended January 31, 2015 and 2014, the Company’s CEO paid $123 and $139 in expenses, on behalf of the Company, respectively. The CEO also advanced $50,000 to the Company during the six month period ended January 31, 2015, leaving an ending balance in related party advances of $50,938. These advances are non-interest bearing, unsecured, and payable on demand.

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

8.

SUBSEQUENT EVENTS

 Entry into a Material Definitive Agreement

On February 6, 2015, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Tanaris Power Inc. (“Tanarais”) and The Blackhawk III Venture Trust, the sole shareholder of Tanaris (the “Shareholder”), pursuant to which the Company will acquire all of the issued and outstanding capital stock of Tanaris (the “Stock Purchase”). On March 6, 2015, the Company amended its articles of incorporation and changed its name to Tanaris Power Holding, Inc.

In consideration of the Stock Purchase, the Company agreed to (i) issue to the Shareholder shares of its common stock equal to 51% of the issued and outstanding common stock of the Company at the closing, and (ii) pay to Tanaris cash consideration in the aggregate amount of $350,000. The cash consideration shall be paid by the Company in bi-monthly payments of $50,000, with the final payment due on April 30, 2015.  Upon the consummation of the Stock Purchase, Tanaris will be a wholly-owned subsidiary of the Company.  The cash consideration shall be paid in accordance with the following schedule:

$50,000 due by January 30, 2015 (payment made);

$50,000 due by February 15, 2015 (only $25,000 paid related to this installment);

$50,000 due by February 28, 2015

$50,000 due by March 15, 2015

$50,000 due by March 30, 2015

$50,000 due by April 30, 2015

The Company is in default under this agreement, as payments have not been made according to the agreed upon schedule.

Tanaris is the owner of certain rights in connection with the marketing and sale of smart lithium-ion batteries and battery technologies for various industrial vehicles markets and related applications.

The Agreement has been approved by the boards of directors of the Company and Tanaris. Subject to any other requisite approvals, and other customary closing conditions, the transaction is expected to be completed no later than three (3) days after the closing conditions set forth in the Agreement have either been satisfied or waived by the appropriate party. It is anticipated that at the closing of the Stock Purchase, the entire management team of the Company will be replaced and the current directors of the Company shall resign.

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

Our Company does not have any subsidiaries.  Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity excepted as noted in the following paragraphs.

On February 6, 2015, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Tanaris Power Inc. (“Tanarais”) and The Blackhawk III Venture Trust, the sole shareholder of Tanaris (the “Shareholder”), pursuant to which the Company will acquire all of the issued and outstanding capital stock of Tanaris (the “Stock Purchase”).  The cash consideration shall be paid in accordance with the schedule:

$50,000 due by January 30, 2015 (payment made);

$50,000 due by February 15, 2015 (only $25,000 paid related to this installment);

$50,000 due by February 28, 2015

$50,000 due by March 15, 2015

$50,000 due by March 30, 2015

$50,000 due by April 30, 2015

The Company is in default under this agreement, as payments have not been made according to the agreed upon schedule.

Tanaris is the owner of certain rights in connection with the marketing and sale of smart lithium-ion batteries and battery technologies for various industrial vehicles markets and related applications.

The Agreement has been approved by the boards of directors of the Company and Tanaris.  Subject to any other requisite approvals, and other customary closing conditions, the transaction is expected to be completed no later than three (3) days after the closing conditions set forth in the Agreement have either been satisfied or waived by the appropriate party.  It is anticipated that at the closing of the Stock Purchase, the entire management team of the Company will be replaced and the current directors of the Company shall resign.

The Agreement includes customary representations, warranties and covenants of the Company, Tanaris and the Shareholder made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the Agreement and are not intended to provide factual, business, or financial information about the Company, Tanaris or the Shareholder. Moreover, some of those representations and warranties (i) may not be accurate or complete as of any specified date, (ii) may be subject to a contractual standard of materiality different from those generally applicable to shareholders or different from what a shareholder might view as material, (iii) may have been used for purposes of allocating risk among the Company, Tanaris and the Shareholder, rather than establishing matters as facts, or (iv) may have been qualified by certain disclosures not reflected in the Agreement that were made to the other party in connection with the negotiation of the Agreement and generally were solely for the benefit of the parties to that agreement.

The Agreement also includes certain termination provisions for the Company and Tanaris, including for material adverse effects to either party, willful misconduct, mutual agreement or if the closing date of the Stock Purchase has not occurred on or before June 30, 2015.

On February 6, 2015, Bruce Farmer was appointed as a member of the board of directors of the Company.

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of Fiji.  The cost expressed in the geological report on Vunidawa is expressed in the local currency, Fijian dollar.  For purposes of consistency and to express United States Dollars throughout this Form 10-Q, Fijian dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to .4426 Fijian dollars.

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

The cost of completing each phase of Phase I based on the McAdams’ report is as follows:

C. Phase I	(ii) Fijian Dollars	(iii) U.S. Dollars
F.	(v)	(vi)
I. Airborne geophysical surveying	(viii) $ 12,720	(ix) $ 5,630
L. Geological mapping	(xi) 12,236	(xii) 5,416
Q. Geochemical surface sampling (including sample collection and assaying)	N. (xv) 34,297	P. (xvii) 15,180
T.	(xix)	(xx)
W. Total exploration costs per Phase I	(xxii) $ 59,253	(xxiii) $ 26,226

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

Estimated expenses	Amount	Purpose

Bookkeeping services	$ 4,800	Preparation of the accounts each quarter for submission to our Company’s independent public accountants.
Independent accountants	8,400	Examination of the year-end financial statements and review of the various quarterly financial statements.
Edgar filings	6,400	Filing fees for edgarizing various forms.
Filing fees	650	To maintain Company in good standing in the State of Nevada
Exploration I	26,226	As recommended by the geologist
Office and miscellaneous	1,000	Estimated office supplies, etc.
Transfer agent’s fees	1,200	Issuance of share certificates and other matters.

Estimated expenses	$ 48,676

The above does take into consideration the exploration program to be undertaken in the future when the funds are available.   Taking into consideration the cash on hand the following is our net cash position:

Estimated expenses for the twelve months as shown above	$ 48,676
Add: Accounts payable – January 31, 2015	20,830
69,506
Less cash on hand as at January 31, 2015	2,150
Additional cash needed	$ 67,356

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

Overview

Since our incorporation on September 23, 2010 we have incurred losses as at January 31, 2015 of $94,618.   We have prepared our financial statements on a going concern basis; therefore assuming we will be able to realize our assets and discharge our obligations in the normal course of business.   Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.   We have never earned any revenue since our inception.

We are considered to be in the exploration stage and therefore there is no assurance that a commercially viable mineral deposit, a reserve, exists on Vunidawa until we have done sufficient exploration work and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – three and six months ended January 31, 2015 and 2014.

The following analysis sets forth the various expenses we have incurred for the three and six months ended January 31, 2015 and 2014:

	Three months ended January 31, 2015	Three months ended January 31, 2014	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014

Accounting and auditing	$ 7,000	$ 2,300	$ 8,200	$ 7,500
Consulting	-	-	-	-
Exploration	-	-	-	-
Filing fees (*)	3,335	1,570	4,024	15,400
Impairment of mineral claim Cost	-	-	-	-
Incorporation costs	-	-	-	-
Legal	-	102	-	-
Office	123	964	176	193
Transfer agent fees	38	-	237	1,794

Total Expenses	$ 10,496	$ 4,936	$ 12,637	$ 24,887

Balance Sheet as of January 31, 2015

Our cash position as at January 31, 2015 was $2,150 compared with our cash position as at July 31, 2014 being $12,587.

The only funds we have received since incorporation is from the sale of shares to our directors in the amount of 75,000,000 common shares at a price of $0.001 per share for a total amount of $75,000, plus advances from the CEO of $50,000.

As at January 31, 2015 we have the following accounts payable:

Bookkeeping services (*)	$ 20,496	Preparation of the accounts for submission to our independent accountants
Edgarizing fees	24	Balance owing on fees charged for Form 10-K and 10-Q
Office expenses	310	Photocopying and courier charges
Total accounts payable	$ 20,830

(*) The above amount was invoiced by an independent bookkeeping service for preparation of financial statements for submission to Sadler Gibb & Associates, our independent accountants. The bookkeeping service is not our Chief Executive Officer and is not affiliated with our Chief Executive Officer.

Our total stockholders’ deficit as of January 31, 2015 was $19,618 and as of July 31, 2014 was $6,981.   Our issued and outstanding shares as of January 31, 2015 were 75,000,000 common shares.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of January 31, 2015 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of January 31, 2015, we did not have an audit committee nor a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended July 31, 2014.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

 MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.

OTHER INFORMATION

Refer to the Stock Purchase Agreement entered into on February 6, 2015 between the Company on one hand and Tamaris Power Inc. and The Blackhawk III Ventue Trust as contained within this Form 10-Q.

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

RECURSOS MONTANA SA.
(Registrant)

Date: March 13, 2015	/s/ Luis Asdruval Gonalez Rodriguez
LUIS ASDRUVAL GONZALEZ RODRIGUEZ Chief Executive Officer, President and Director

Date: March 13, 2015	/s/ Miguel Guillen Kunhardt
MIGUEL GUILLEN KUNHARDT Chief Financial Officer, Chief Accounting Officer, Secretary and Director