Form 10-Q
period 2015-04-30
Tanaris Power Holdings Inc.
filed 2015-06-15
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2015

 (  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 001-35876

TANARIS POWER HOLDINGS INC.

(formerly Recursos Montana S.A)

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

June 8, 2015: 75,000,000 common shares

PART 1 – FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Tanaris Power Holdings Inc. (formerly Recursos Montana S.A.) at April 30, 2015 (with comparative figures as at July 31, 2014) and the condensed statements of operations for the three and nine months ended April 30, 2015 and 2014 and the statements of cash flows for the nine months ended April 30, 2015 and 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended April 30, 2015 are not necessarily indicative of the results that can be expected for the year ending July 31, 2015.

TANARIS POWER HOLDINGS INC.

(formerly Recursos Montana S.A.)

CONDENSED BALANCE SHEETS

	April 30, 2015	July 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ -	$ 12,587
Deposit	200,000	-

Total Current Assets	$ 200,000	$ 12,587

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 19,880	$ 18,753
Advances from related parties	204,370	815

Total Current Liabilities	224,250	19,568

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Accumulated deficit	(99,250)	(81,981)

Total Stockholders’ Deficiency	(24,250)	(6,981)

Total Liabilities and Stockholders’ Deficiency	$ 200,000	$ 12,587

The accompanying notes are an integral part of these condensed financial statements.

TANARIS POWER HOLDINGS INC.

(formerly Recursos Montana S.A.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30, 2015	For the Three Months Ended April 30, 2014	For the Nine Months Ended April 30, 2015	For the Nine Months Ended April 30, 2014

REVENUE	$ -	$ -	$ -	$ -

EXPENSES

General and administrative	4,632	4,207	17,269	29,094

NET LOSS	$ (4,632)	$ (4,207)	$ (17,269)	$ (29,094)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TANARIS POWER HOLDINGS INC.

(formerly Recursos Montana S.A.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine Months ended April 30, 2015	For the nine Months ended April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (17,269)	$ (29,094)

Adjustments to reconcile net loss to net cash (used) in operating activities:
Expenses paid by related parties	3,555	186
Deposits paid by related parties	125,000

Changes in operating assets and liabilities:

Accounts payable	1,127	3,625

Net Cash Used in Operating Activities	112,413	(25,283)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

Deposit	(200,000)	-

Net cash used in investing activities	(200,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	75,000	-

Cash Flows from Related Parties	75,000	-

Net Decrease in Cash	(12,587)	(25,283)

Cash at Beginning of Period	12,587	40,670

CASH AT END OF Period	$ -	$ 15,387

The accompanying notes are an integral part of these unaudited condensed financial statements

TANARIS POWER HOLDINGS INC.

(formerly Recursos Montana S.A.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2015

(Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The Company, Tanaris Power Holdings Inc., was incorporated under the name of Recursos Montana S.A., under the laws of the State of Nevada on September 23, 2010 with the authorized capital stock of 250,000,000 shares at $0.001 par value. On February 19, 2015, the Company changed its name to Tanaris Power Holdings Inc.

Originally, the Company was organized for the purpose of acquiring and developing mineral properties.  The Company has decided to abandon its interest in the minerals on the Vunidawa Gold Claim in order to focus on its Definitive Agreement with Tanaris Power Inc. and Blackhawk III Venture Trust as noted below.

The interim financial statements for the nine months ended April 30, 2015 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2014, as filed with the SEC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were 555,556 and 0 dilutive stock equivalents outstanding, respectively, at April 30, 2015 and 2014. .

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has early adopted this standard for presentation purposes in these financial statements.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

3.

DEPOSIT

The Company has entered into a Share Purchase Agreement, as more fully described under Definitive Agreement below, where on or before April 30, 2015, the Company was required to make payments of $350,000 to acquire 51% of the common shares of a subsidiary owned by Tanaris Power Inc. and The Blackwell III Venture Trust.  The Company is in default under this Definitive Agreement due to having made payments of only $200,000 by April 30, 2015.

4.

DEFINITIVE AGREEMENT

On February 6, 2015, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Tanaris Power Inc. (“Tanaris”) and The Blackhawk III Venture Trust, the sole shareholder of Tanaris (the “Shareholder”), pursuant to which the Company will acquire all of the issued and outstanding capital stock of Tanaris (the “Stock Purchase”).

In consideration of the Stock Purchase, the Company agreed to (i) issue to the Shareholder shares of its common stock equal 51% of the issued and outstanding common stock of the Company at the closing, and (ii) pay to Tanaris cash consideration in the aggregate amount of $350,000.   The cash consideration shall be paid by the Company in bi-monthly payments of $50,000, with the final payment due on April 30, 2015.  Upon the consummation of the Stock Purchase, Tanaris will be a wholly-owned subsidiary of the Company.  The cash consideration shall be paid in accordance with the schedule:

$50,000 due by January 30, 2015;

$50,000 due by February 15, 2015;

$50,000 due by February 28, 2015;

$50,000 due by March 15, 2015;

$50,000 due by March 30, 2015;

$50,000 due by April 30, 2015.

The Company is presently in default on this agreement since it has not been able to timely make all of the scheduled payments. Additionally, Tanaris has the ability to convert any portion of the cash consideration that is not timely paid for at least 5 business days after such applicable due date, into shares of common stock of the Company. The conversion price is equal to the volume weighted average closing bid and ask price of the common stock of the Company as reported on Bloomberg Business, during the 90 days prior to any conversion.

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

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the nine months ended April 30, 2015 and 2014, the Company’s CEO paid $3,555 and $186 in expenses, on behalf of the Company, respectively, and advanced $75,000 to the Company during the nine months ended April 30, 2015. The CEO also paid $125,000 directly to Tanaris pursuant to the stock purchase agreement dated February 6, 2015. $204,370 and $815 were reported as advances from related parties on the balance sheet at April 30, 2015 and July 31, 2014 respectively.  These advances are non-interest bearing, unsecured and payable on demand.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Tanaris Power Holdings Inc. (formerly Recursos Montana S.A.) (“Tanaris” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

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

We hope to be, upon finalization of our Agreement with Tanaris Power Inc. and The Blackhawk III Venture Trust, as more fully described below, to be in a position to commence sales and hence show eventually revenue.

We have not earned any revenues to date. As mentioned above we hope to have sales and revenue upon the completion of our Agreement with Tanaris Power Inc. and The Blackhawk III Venture Trust. We do not anticipate earning revenues until such time as we enter into commercial production of the lithiumion batteries.  We currently do not have sufficient financial resources to meet the future costs of developing the lithiumion batteries.  Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due.

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

$50,000 due by January 30, 2015;

$50,000 due by February 15, 2015;

$50,000 due by February 28, 2015;

$50,000 due by March 15, 2015;

$50,000 due by March 30, 2015;

$50,000 due by April 30, 2015.

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

Employees

As of the date of this filing, we have no employees other than our executive officers and directors, each of whom are part-time employees devoting approximately five hours per week to our operations.  It is expected that their time will increase with the future development of the lithium-ion batteries under the above noted Agreement.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

The Company’s Main Product

In the future the Company’s main product will be the development and sale of the lithiumion batteries.

Plant and Equipment

At the present time the Company has no plans to develop any large scale plant but it might have to do so in the future if the sales of the lithium-ion batteries develop to such as extent that it is necessary to have a plant with the required equipment.

Liquidity and Capital Resources

Over the next twelve months our company will need the following funds to carry on its business and complete the distribution of funds as required under the above noted Agreement.

Estimated expenses	Amount	Purpose

Bookkeeping services	$ 4,800	Preparation of the accounts each quarter for submission to our Company’s independent public accountants.
Independent accountants	8,400	Examination of the year-end financial statements and review of the various quarterly financial statements.
Edgar filings	6,400	Filing fees for edgarizing various forms.
Filing fees	650	To maintain Company in good standing in the State of Nevada
Office and miscellaneous	1,000	Estimated office supplies, etc.
Stock purchase	150,000	Under the Agreement the Company has an outstanding balance of $150,000 in order to adhere to the requirements of the Agreement.
Transfer agent’s fees	1,200	Issuance of share certificates and other matters.

Estimated expenses	$ 172,450

The Company has no cash in order to meet the above requirements over the next twelve months.

Overview

Since our incorporation on September 23, 2010 we have incurred losses as at April 30, 2015 of $99,250. We have prepared our financial statements on a going concern basis; therefore assuming we will be able to realize our assets and discharge our obligations in the normal course of business.   Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.   We have never earned any revenue since our inception.

Results of Operations for the three and nine months ended April 30, 2015 and 2014

From September 23, 2010 (date of inception) to April 30, 2015, we have incurred a cumulative net loss of $99,250.  The following analysis set forth the various expenses we have incurred for the three and nine months ended April 30, 2015 and 2014:

	Three months ended April 30, 2015	Three months ended April 30, 2014	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014

Accounting and auditing	$ 2,500	$ 2,300	$ 10,700	$ 9,800
Consulting	-	-	-	-
Exploration	-	-	-	-
Filing fees (*)	1,780	1,560	5,804	16,960
Impairment of mineral claim Cost	-	-	-	-
Incorporation costs	-	-	-	-
Legal	-	-	-	-
Office	50	47	225	240
Transfer agent fees	302	300	540	2,094

Total Expenses	$ 4,632	$ 4,207	$ 17,269	$ 29,094

(*)

The Company applied for DTC eligibility resulting in a cost of $12,000.

Balance Sheet as of April 30, 2015

Our cash position as at April 30, 2015 was NIL compared with our cash position as at July 31, 2014 being $12,587.

The only funds we have received since incorporation other than the $200,000 advances from a related party is from the sale of shares to our directors in the amount of 75,000,000 common shares at a price of $0.001 per share for a total amount of $75,000.

As at April 30, 2015 we have the following accounts payable:

Bookkeeping services (*)	$ 19,546	Preparation of the accounts for submission to our independent accountants
Edgarizing fees	24	Balance owing on fees charged for Form 10-K and 10-Q
Office expenses	310	Photocopying and courier charges
Total accounts payable	$ 19,880

(*) The above amount was invoiced by an independent bookkeeping service for preparation of financial statements for submission to Sadler Gibb & Associates., our independent accountants. The bookkeeping service is not our Chief Executive Officer and is not affiliated with our Chief Executive Officer.

Our total stockholders’ equity as of April 30, 2015 was a negative $(24,250) and as of July 31, 2014 was a negative amount of $(6,981).   Our issued and outstanding shares as of April 30, 2015 were 75,000,000 common shares.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2015 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of April 30, 2015, we did not have an audit committee nor a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Material Definitive Agreement between Tanaris Power Inc, Blackhawk III Venture Trust and Recursos Montana S.A. dated February 6, 2015 and filed under Form 8-K with the SEC on February 12, 2015 Registration No. 333-179886)

31.1

     Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley

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

TANARIS POWER HOLDINGS INC.
(Registrant)

Date: June 15, 2015	“Luis Asdruval Gonalez Rodriguez”
LUIS ASDRUVAL GONZALEZ RODRIGUEZ Chief Executive Officer, President and Director

Date: June 15, 2015	”Miguel Guillen Kunhardt”
MIGUEL GUILLEN KUNHARDT Chief Financial Officer, Chief Accounting Officer, Secretary and Director