Form 10-K
period 2015-07-31
Tanaris Power Holdings Inc.
filed 2015-11-13
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(x)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended July 31, 2015

( )

TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-179886

TANARIS POWER HOLDINGS, INC.
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

          [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)

Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. $10,800,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

November 12, 2015: 75,000,000 common shares

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

PART I

ITEM 1.  BUSINESS

History and Organization

The following is only a summary of the information, financial statements and the notes included in this Form 10-K.  Unless the context indicates or suggests otherwise, the terms “Tanaris”, the “Company”, “we,” “our” and “us” means Tanaris Power Holdings, Inc.

Our Business

We were incorporated on September 23, 2010 pursuant to the laws of the State of Nevada under the name of Recursos Montana S.A. which on March 6, 2015 the Company amended its Articles of Incorporation to change its name to “Tanaris Power Holding, Inc.”

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

We are engaged in the acquisition and exploration of mineral properties.

We hope to be, upon finalization of our Agreement with Tanaris Power Inc. and The Blackhawk III Venture Trust, as more fully described below, to be in a position to commence sales and hence show eventually revenue from the sale of the lithium batteries.

We have not earned any revenues to date. As mentioned above we hope to have sales and revenue upon the completion of our Agreement with Tanaris Power Inc. and The Blackhawk III Venture Trust. We do not anticipate earning revenues until such time as we enter into commercial production of the lithium batteries.  We currently do not have sufficient financial resources to meet the future costs of developing and selling  lithium batteries.  Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due.

Our Company does not have any subsidiaries.  Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity excepted as noted in the following paragraphs.

On February 6, 2015, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Tanaris Power Inc. (“Tanaris Power”) and The Blackhawk III Venture Trust, the sole shareholder of Tanaris Power (the “Shareholder”), pursuant to which the Company will acquire all of the issued and outstanding capital stock of Tanaris Power (the “Stock Purchase”).  The cash consideration shall be paid in accordance with the schedule:

$50,000 due by January 30, 2015 (Paid);

$50,000 due by February 15, 2015 (Paid);

$50,000 due by February 28, 2015 (Paid);

$50,000 due by March 15, 2015 (Paid);

$50,000 due by March 30, 2015;

$50,000 due by April 30, 2015.

The total amount to be paid under this Agreement is $350,000 reduced by an amount of $50,000 previously paid.

The Company is in default under this Definitive Agreement due to having made payments of only $250,000 by July 31, 2015. Accordingly, the Company determined this deposit should be impaired and recorded a related impairment loss of $250,000 in the statement of operations.

Tanaris Power is the owner of certain rights in connection with the marketing and sale of smart lithium-ion batteries and battery technologies for various industrial vehicles markets and related applications.

The Agreement has been approved by the Boards of Directors of the Company and Tanaris Power.  Subject to any other requisite approvals, and other customary closing conditions, the transaction is expected to be completed no later than three (3) days after the closing conditions set forth in the Agreement have either been satisfied or waed by the appropriate party.  It is anticipated that at the closing of the Stock Purchase, the entire management team of the Company will be replaced and the current directors of the Company shall resign.

The Agreement includes customary representations, warranties and covenants of the Company, Tanaris Power and the Shareholder made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the Agreement and are not intended to provide factual, business, or financial information about the Company, Tanaris Power or the Shareholder. Moreover, some of those representations and warranties (i) may not be accurate or complete as of any specified date, (ii) may be subject to a contractual standard of materiality different from those generally applicable to shareholders or different from what a shareholder might view as material, (iii) may have been used for purposes of allocating risk among the Company, Tanaris Power and the Shareholder, rather than establishing matters as facts, or (iv) may have been qualified by certain disclosures not reflected in the Agreement that were made to the other party in connection with the negotiation of the Agreement and generally were solely for the benefit of the parties to that agreement.

The Agreement also includes certain termination provisions for the Company and Tanaris Power, including for material adverse effects to either party, willful misconduct, mutual agreement or if the closing date of the Stock Purchase has not occurred on or before June 30, 2015.

On February 6, 2015, Bruce Farmer was appointed as a member of the Board of Directors of the Company.

On November 3, 2015, the Company announced the termination of the above noted agreement with Tanaris Power Inc. and Blackhawk III Venture Trust dated February 6, 2015.

We have no historical information to allow anyone to base an evaluation on our future performance. We have been incorporated since September 23, 2010 and have generated no revenue during our time in existence.  We do not know if we will be successful in our business operations in the future.   Like all new businesses we are a start-up company and will suffer all the problems of being a start-up company as follows:

●	possible delays in completion of requirements under the Stock Purchase Agreement;

●	trying to generate revenue or identify sources of cash, managing our assets and administrating ongoing financial commitments to our creditors;

●	adhering to all regulatory requirements both as a public company and as a company required to meet State and Federal filing requirements; and

●	ensuring our shareholders are informed about our development on a regular basis.

We have no full-time employees and our management devotes a small percentage of their time to the affairs of the Company.

The shareholders may read and copy any material filed by Tanaris with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Tanaris has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   Tanaris has no website at this time.

ITEM 1A        RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 1B

UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

The Company has abandoned the Vunidawa Gold Claim in Fiji.  It has acquired a lithium property in Quebec, Canada as more fully described below.

On July 10, 2015 (the “Closing Date”), the Company entered into and consummated a Mineral Claim Purchase and Sale Agreement (the “Agreement”) with Antoine Fournier.  Pursuant to the terms of the Agreement, Mr. Fournier sold 100% of the right, title and interest in certain lithium properties located in Quebec, Canada (the “Properties”) to the Company as more fully described below.

The purchase price for such sale is

(i)

a payment of $7,500 within 5 days of the Closing Date (paid on July 28, 2015)

(ii)

a payment of $10,000 and issuance of 250,000 shares of common stock of the Company within 60 days of the Closing Date,

(iii)

 issuance of 250,000 shares of common stock of the Company within 12 months from the Closing Date,

(iv)

 issuance of 250,000 shares of common stock of the Company within 24 months from the Closing Date; and

(v)

issuance of 1,000,000 shares of common stock of the Company within 36 months of the Closing Date.

In addition, the Company will pay an annual 5% royalty on the net smelter returns (gross revenue less the cost of transportation and smelter/treatment charges) from the Properties, with an option to repurchase 1% of the net smelter return at any time by paying $500,000 to Mr. Fournier.   Due to the Company having defaulted on this agreement, and as there are other indicators of impairment, the Company recorded a related impairment loss of $7,500 in its statement of operations.

The properties are located in Quebec's two major lithium pegmatite districts and are centered on eight official occurrences listed in the government database of mineral occurrences. These properties are located in Quebec's vast territory where the only hardrock lithium production was ever implemented in North America.

Quebec is well-known for its lithium potential where there are currently over five different deposits that are advancing towards commercial production. One of these being a former Quebec mine where lithium was produced until 1966 and is again being readied for commercial production. The Quebec lithium is located in the Abitibi region, one of the two lithium districts in the province. The other district known as the James Bay region, is host to several more deposits namely the Whabouchi deposit. A positive feasibility study was recently completed on the deposit and the company is currently seeking funding to further advance these properties.

According to government records, each of Tanaris' occurrences is found in association with granitic pegmatite, the common host rock in which the lithium-bearing mineral spodumene is found. Pegmatites occur in clusters and several new pegmatites could eventually be found on each property through exploration. The properties cover an area of approximately 1150 hectares covering highly prospective geology. Historical data point to grades of up to 0.8% LiO2 which compares favorably to the cut-off grades used for the feasibility at the two most advanced projects.

MINERAL CLAIMS

Property	NDS map Sheet	Row	Column	Range	Lot	Area (ha.)

Lac Gertrude	32J13	4	2			54.45
		4	3			54.45

Baillarrge-Ouest	32D08			3	2	42.83
				3	3	42.78

LaMotte VII-47	32D08	15	54			57.23
		16	53			57.22
		16	54			57.22

Gaitwin	32D08			9	61	42.92
				9	62	42.29
				10	57	36.93

Lac Masayaoui	32NO3	23	16			54.01
		23	17			54.01

Lac Marcaut	32N04	14	53			54.01
		14	54			54.01

Lac des Pointes	32K13	18	9			54.37
		19	9			54.36

Quebec Beryllium	32D08			1	19	55.25
				1	20	55.25
				1	21	55.25
				2	19	55.25
				2	20	55.25
				2	21	55.25
*The claims have been duly man designated and governmental acceptance is expected shortly

On November 3, 2015, the Company announced the termination of Mineral Claim Purchase and Sale Agreement dated July 10, 2015.

Employees

As of the date of this Form 10-K, we have no employees other than our executive officers and directors, each of whom are part-time employees devoting whatever time they feel necessary per week to our operations.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

The Company’s Main Product

In the future the Company’s main product will be the development and sale of the lithiumion batteries and the extraction of lithium from its mineral properties located in Quebec, Canada.

Plant and Equipment

At the present time the Company has no plans to develop any large scale plant but it might have to do so in the future if the sales of the lithium-ion batteries develop to such as extent that it is necessary to have a plant with the required equipment.

Risk Associated with the Lithium Properties located in Quebec, Canada

Our Company is aware of certain risk associated with the lithium properties as follows:

1.

We realize that any money spent on the various lithium properties might be lost money never to be recovered due to very few mineral claims that are explored ever turn into actual mines which produce saleable minerals.

2.

We realize that even though we actually discover mineralization on our various mineral claims that it might not be of the tonnage nor grade to make it profitable to mine it.  Without the tonnage or grade there is no point in our Company trying to mine and sell the mineral on the claims. If we are planning to sell the lithium to other companies, it should be considered that the world price for lithium might fluctuate on a daily bases and hence even if the tonnage and grades are there the price might be too low to make it worthwhile for us to extract the minerals.

3.

Because we are small and have not undertaken sufficient exploration work on our lithium properties we might find it extremely difficult to raise money for future exploration work.  If our directors wish to explore they may have to contribute the funds to the Company themselves.

4.

If we are fortunate enough to discover an ore body of merit we might become involved in a legal dispute with another party as to our boundaries and governmental approval.   This will be expensive and time consuming to our Company and presently we do not have the funds to dispute a long-term court case.

5.

Mining has many risks attached to it which we are presently not insured against and may never be.   For example, our lithium claims might be subject to cave-ins or moving rocks which will injure our workers and which might lead to court action and government intervention.   Without insurance any funds we have on hand would have to be directed to disputing any claim made against us.

As mentioned above on November 3, 2015 the Company terminated the Mineral Claim Purchase Agreement dated July 10, 2015.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Tanaris is a party or to which the various lithium claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Tanaris’ date of inception.  Management has not set a date for an Annual General Meeting of Stockholders.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Tanaris’ common shares have been quoted on the OTCBB.  Tanaris has not paid any dividends on its common stock and it does not anticipate that it will pay dividends in the foreseeable future.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Tanaris’ inception.

There are no outstanding warrants for Tanaris’ shares.

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

Operation Statement Data

	For the year Ended July 31, 2015	For the year Ended July 31, 2014

Revenue	$ -	$ -

Impairment loss on deposits	250,000
Impairment loss on mineral claim	7,500
General and Administrative	93,450	33,584
Net loss	$ (350,950)	$ (33,584)

Weighted average shares outstanding (basic)	75,000,000	75,000,000
Weighted average shares outstanding (diluted)	75,416,667	75,000,000
Net loss per share (basic)	$ (0.00)	$ (0.00)
Net loss per share (diluted)	$ (0.00)	$ (0.00)

Balance Sheet Data:

	July 31, 2015	July 31, 2014

Cash	$ -	$ 12,587
Deposit	-
Total Assets	-	12,587
Total Liabilities	357,931	19,568
Total Stockholders’ Deficiency	(357,931)	(6,981)

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

Our Business

We have not earned any revenues to date from either our mineral claims in Quebec nor from  commercial production of the lithiumion batteries.  As with the Mineral Claim Purchase and Sale Agreement we have not yet completed the requirements under the Stock Purchase Agreement relating to the lithium-ion batteries and hence are in no position to realize any revenue from this source. We currently do not have sufficient financial resources to meet the future costs of developing the lithium-ion batteries.  Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans.  We have discussed this matter with our officers and directors.  At the present time, we have not made any arrangements to raise additional cash.  We require additional cash to continue operations.   If we cannot raise it we will have to go out of business.

We have no full-time employees and our management devotes a small percentage of their time to the affairs of the Company.

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses of approximately $157,162 associated with the final payments under the Stock Purchase Agreement, Mineral Claim Purchase and Sale Agreement and various estimated expenses.   Including the above noted payment under the two Agreements we will have to incur the following estimated expenses, including amounts owed to third party creditors, over the next twelve months:

Expenses	Amount	Description

Accounting	$ 3,750	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	8,600	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral Claim Purchase and Sale Agreement	10,000	Payment required 60 days from date of closing under the Agreement
Filing fees	6,360	Filing reports with the SEC for edgarizing and XBRL.
Office	1,000	General office supplies.
Stock Purchase Agreement	100,000	Payments remaining under the Agreement that were not paid on time.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
	131,710
Add: Account Payable	25,452	Relates to accounts payable owed to third parties as at July 31, 2015 with no consideration to amounts owed to related parties.
Estimated cash needed	$ 157,162

RESULTS OF OPERATIONS

Results of Operations for the year ended July 31, 2015 compared to July 31, 2014

For the year ended July 31, 2015, we had a net loss of $350,950 and a net loss for the year ended July 31, 2014, of $33,584.  Our loss for the years ended July 31, 2015 and 2014 represents various expenses incurred with payment to our independent accountants, office expenses, legal expenses relating to the Share Purchase Agreement and Mineral Claim Purchase and Sale Agreement and various accrued expenses which have not been paid to date as follows:

Expense	July 31, 2015	July 31, 2014	Description

Accounting and audit	$ 13,400	$12,100	Audit fees and preparation of working papers for submission to our independent accountants and their review and examination.
Filing fees	7,474	18,535	Filing reports with SEC and Annual Report to the Secretary of State for Nevada.
Legal	71,647	-	Preparation of Agreements for stock purchase of company and for acquisition of mineral property.
Impairment loss on mineral claims	7,500	-	Impairment loss recorded on mineral claim acquisition due to default and other indicators of impairment.
Impairment loss on deposits	250,000	-	Impairment on deposits due to default.
Office	413	355	Office supplies including photocopying, courier and faxing documents.
Transfer agent	516	2,594	Annual list of officers and directors, resident agent service and business license and issuance of shares to the shareholders.
Total	$ 350,950	$ 33,584

Liquidity and Capital Resources

As of July 31, 2015 the Company had no cash and current liabilities of $357,931 representing a working capital deficiency of $357,931.

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

Mineral Properties

Acquisition Costs - The costs of acquiring mineral properties are capitalized and amortized over their estimated useful lives following the commencement of production or expensed if it is determined that significant doubt exists regarding the future economic value of the mineral property or if the properties are sold or abandoned. Cost includes cash consideration and the fair market value of shares issued on the acquisition of mineral properties. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts at such time as the payments are made.

The recoverable amounts for mineral properties is dependent upon the existence of economically recoverable reserves; the acquisition and maintenance of appropriate permits, licenses and rights; the ability of the Company to obtain financing to complete the exploration and development of the properties; and upon future profitable production or alternatively upon the Company’s ability to recover its spent costs from the sale of its interests. The amounts recorded as mineral properties reflect actual costs incurred and are not intended to express present or future values.

Exploration and Development Costs - Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Impairment of Mineral Rights - The Company reviews mineral rights for indicators of impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The capitalized amounts may be written-down if potential future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property. If the review indicates that the carrying amount of the asset may not be fully recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company’s current business model. Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows. During the years ended July 31, 2015 and 2014, the Company recorded impairment to mineral rights of $7,500 and $0, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Corporate Organization and History Within Last Five years

The Company was incorporated under the laws of the State of Nevada on September 23, 2010 under the name Recursos Montana S.A.  The Company does not have any subsidiaries, affiliated companies or joint venture partners.   We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

To date the Company has been financed though the sale of common shares to its directors and officers in the amount of $75,000.   With no cash on hand as at July 31, 2015 there will be a need for additional funds within the next six months.   Our directors will have to make advances to our Company or else additional shares will have to be sold from our Treasury.  No decision has been made in this regard.  As of the July 31, 2015 our directors had advanced, or paid expenses on behalf of the Company, for an aggregate total of $332,479 to the Company.

Trends

We are in the start of stage regarding the lithium batteries and our Quebec mineral claims, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our shareholders.

Short and long-term Trend Liabilities

We are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our business either in the long-term or long-term liquidity.

Internal and External Sources of Liquidity

There are no material internal or external sources of liquidity.

Known Trends, Events or Uncertainties having an Impact on Income

Since we are in the start-up stage and have not produced any income, there is a chance that it never will.  We do not know of any trends, events or uncertainties that are reasonably expected to have a material impact on income in the future.

Dividend Policy

We have never declared or paid any cash dividends or distributions on our common stock.   We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Compensation Plans

As at July 31, 2015 and up to the date of this Form 10-K, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended July 31, 2015 have been audited by our independent accountants, Sadler Gibb & Associates, LLC, 2455 E. Parleys Way, Salt Lake City, Utah, 84119 attached hereto.

ITEM 9.

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer, Mr. Luis Asdruval Gonzalez Rodriguez, and Chief Accounting Officer, Mr. Miguel Guillen Kunhardt, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of July 31, 2015 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of July 31, 2015, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of July 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Our officers and directors and their respective ages and positions as of July 31, 2015 were as follows:

Name of Director	Age	Position
Luis Asdruval Gonzalez Rodriguez (1)	33	Chief Executive Officer, President and Director
Miguel Guillen Kunhardt (1)	49	Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director
Bruce Farmer	52	Director

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

Bruce Farmer was appointed to the Board of Directors on February 10, 2015.

A description of the work experience of our three directors and officers is as follows.

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

Bruce Farmer is currently the President, CEO and Director of Tanaris Power Inc.  He has held those positions with Tanaris Power Inc. since the company was established in January 2015.  Since September 2014, Mr. Farmer has been the President and CEO of Kolasco Corp., a company focusing on translation and interpretation services.   Mr. Farmer is also President, CEO and Director of Enterprise Asset Management Inc. and Zippy Maid Inc., both of which he founded in February 2013.   Mr. Farmer is also currently Manager of Thunderbird Ventures LLC, which he established in April 2012.   Prior to his current and active ventures, Mr. Farmer founded and was President, CEO and Director of Capilano Capital Inc. from March 2014 to June 2014.  From January 2010 through December 2012, Mr. Farmer was President and CEO of Alisarda Explorations Ltd.   From November 2009 through May 2012 Mr. Farmer was President, CEO and Director of Blackhawk Resources Inc.   From 2009 through April 2012, Mr. Farmer was founder, President and CEO of US Terra Energy Corp.   In all, Mr. Farmer has in excess fo 25 years business and management experience, and over 30 years of expertise in information technology.

Our executive officers and directors do not have any formal training as a geologist and do not have training on the technical and managerial aspects of managing a mineral exploration company.  Mr. Rodriguez and Mr. Kunhardt have not had any prior managerial and consulting positions have been in the mineral exploration industry.  Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company.  Other than Mr. Farmer our other directors do not have any experience in the battery industry.

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

Our officers and directors do not work full time for our Company but devote time to our Company as required.   Luis Rodriguez does devote at least 10 hours each month to the affairs of the Company which is over and above his other work commitments.   Miguel Kunhardt does devote whatever time is required of him; often in excess of 10 hours a month.   Mr. Farmer will devote what time is necessary to ensure the successful development of the battery component of the Company.

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

Significant Employees

At the present time we have no paid employees and will not have until such time as the Board of Directors deems it practical.   Presently our Officers and Directors fulfill many functions that would otherwise require our Company to hire employees or outside consultants other than what will be required under the Stock Purchase Agreement and the Mineral Claim Purchase and Sale Agreement.

Family Relationships

Luis Rodriguez, Miguel Kunhardt  and Bruce Farmer are not related.

ITEM 11

EXECUTIVE COMPENSATION

Summary Compensation Table

No compensation was awarded to, earned by, or paid to our named executive officers or directors during the period from September 23, 2010 to July 31, 2015.

Outstanding Equity Awards

We do not have any stock options outstanding.  No stock options or stock appreciation rights under any stock incentive plans were granted to our officers or directors since our inception.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED PARTIES MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Security Ownership of Management
Common Stock	Luis Asdruval Gonzalez Rodriguez Chief Executive Officer, President and Director	30,000,000 (Direct)	40.0%
Common Stock	Miguel Guillen Kunhardt Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director	15,000,000 (Direct)	20.0%
Bruce Farmer	Director	0	0%
Common Stock	All Officers and Directors as a Group (3 persons)	45,000,000 (Direct)	60.0%

Security Ownership of Certain Beneficial Owners
Common Stock	Luis Asdruval Gonzalez Rodriguez Chief Executive Officer, President and Director	30,000,000 (Direct)	60.0%
Common Stock	Miguel Guillen Kunhardt Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director	15,000,000 (Direct)	40.0%
Common Stock	Bruce Farmer Director	0	0%

Notes:

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2015.  As of September 30, 2015, there were 75,000,000 shares of our common stock issued and outstanding.

Changes in Control

There are no arrangements which may result in a change in control in the future other than has been noted in this Form 10K under the Share Purchase Agreement.

Related Party Transactions and Director Independence

Related Party Transactions

On September 29, 2010, we issued 45,000,000 shares of common stock at a price of $0.001 per share to Luis Asdruval Gonzalez Rodriguez, our Chief Executive Officer, President, director  and 30,000,000 shares of our common stock at a price of $0.001 per share to Miguel Guillen Kunhardt, our Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, director.  The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.  Under an effective registration statement the two directors sold a total of 30,000,000 common shares at a price of $0.002 per share.

During the year ended July 31, 2015, the Company’s CEO paid $74,164 in expenses, on behalf of the Company, and $7,500 for a claim acquisition payment, on behalf of the Company. During the year ended July 31, 2014, the Company’s CEO paid $815 in expenses on behalf of the Company. The CEO also paid $175,000 directly to Tanaris Power pursuant to the stock purchase agreement dated February 6, 2015. $332,479 and $815 were reported as advances from related parties on the balance sheet at July 31, 2015 and 2014 respectively.  These advances are non-interest bearing, unsecured and payable on demand.

Our office is located in the private resident of the President of our Company and until such time as the Company can afford to rent its own facilities this arrangement will serve as our office.  To date there has been no charge for the use of this office.

Director Independence

Our common stock is currently listed on the OTC Bulletin Board.  The OTC Bulletin Board inter-dealer quotation system does not have director independence requirements.  Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As Mr. Rodriguez, Mr. Kunhardt and Mr. Farmer are executive officers and directors, we have determined that they are not independent directors as defined under NASDAQ Rule 5605(a)(2).

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDENCE

Market for Common Equity, Dividends and Related Stockholder Matters

Holders of Common shares

Our Company has two shareholders, being our two officers and directors, who hold 60% of the outstanding common shares of our Company; being 45,000,000 common shares.  The remaining common shares, being 30,000,000 common shares, are held by numerous shareholders registered with Cede & Co.

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

Employment Agreements

There are no employment agreements with our three directors or officers.

Penny Stock Rule

Our common shares are considered to be a “penny stock” because it will not meet one or more of the definitions in SEC Rule 3a51-1:

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

Transfer Agent

We have engaged the service of Action Stock Transfer Corp., Suite 214 - 2469 E. Fort Union Blvd., Salt Lake City, Utah, 84121 to act as transfer and registrar.

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

Conflicts of Interest

Neither of our officers or directors are directors or officers of any other company involved in the mining industry or the battery industry other tan Mr. Farmer.  However there can be no assurance such involvement will not occur in the future. Such present and potential future, involvement could create a conflict of interest.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate fees billed by the independent registered accountants for the years ended July 31, 2015 and 2014 were $10,800 and $7,800, respectively.

(2)

Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Tanaris Power Holdings, Inc. financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)

Tax Fees

The aggregate fees billed in July 31, 2015 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)

All Other Fees

During the period from inception to July 31, 2015 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)

Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Tanaris to make any pre-approval policies meaningful.  Once Tanaris has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

ITEM 15

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

3.1	Corporate Charter (*)
3 (i)	Articles of Incorporation. (*)
3 (ii)	Bylaws. (*)
10.1	Assignment Agreement dated October 28, 2010 between Morris Ventures LLC and Recursos Montana S.A. Inc. (**)
10.2	Stock Purchase Agreement by an among the Company, Tanaris Power and the Shareholder dated February 6, 2015 (***)
10.3	Mineral Claim Purchase and Sale Agreement dated June 10, 2015 between Antoine Fournier and Tanaris Power Holdings. Inc. (iv)

(*)

Included herein by reference to the Company’s registration statement on Form S-1 filed with the United States Securities and Exchange Commission on March 2, 2012.

(**) Included herein by reference to the Company’s registration statement on Form S-1A filed with the United States Securities and Exchange Commission on November 1, 2012.

(***)Included herein by reference to the Company’s news release under Form 8-K dated February 12, 2015.

(iv)Included herein by reference to the Company’s new release under Form 8-K dated July 21, 2015.

Financial Statement Schedules.

The following financial statements are included in this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tanaris Power Holdings, Inc.

(Formerly Recursos Montana S.A.)

We have audited the accompanying balance sheets of Tanaris Power Holdings Inc. (formerly Recursos Montana S.A.) “the Company” as of July 31, 2015 and 2014, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Tanaris Power Holding, Inc. (formerly Recursos Montana S.A.) as of July 31, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated no revenues from its business operations, has incurred operating losses since inception and will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 9 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 12, 2015

TANARIS POWER HOLDINGS, INC.

(formerly Recursos Montana S.A.)

BALANCE SHEETS

	July 31, 2015	July 31, 2014

ASSETS

CURRENT ASSETS

Cash	$ -	$ 12,587

Total Current Assets	$ -	$ 12,587

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 25,452	$ 18,753
Advances from related parties	332,479	815

Total Current Liabilities	357,931	19,568

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Accumulated deficit	(432,931)	(81,981)

Total Stockholders’ Deficiency	(357,931)	(6,981)

Total Liabilities and Stockholders’ Deficiency	$ -	$ 12,587

The accompanying notes are an integral part of these financial statements.

TANARIS POWER HOLDINGS, INC.

(formerly Recursos Montana S.A.)

STATEMENTS OF OPERATIONS

	For the Year Ended July 31, 2015	For the Year Ended July 31, 2014

REVENUE	$ -	$ -

EXPENSES

Impairment Loss on Mineral Claims Impairment Loss on Deposits	7,500 250,000	-
General and administrative	93,450	33,584

NET LOSS	$ (350,950)	$ (33,584)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic	75,000,000	75,000,000
Diluted	75,416,667	75,000,000

The accompanying notes are an integral part of these financial statements.

TANARIS POWER HOLDINGS, INC.

(formerly Recursos Montana S.A.)

 STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Common Shares	Stock Amount	Accumulated Deficit	Total

Balance as of August 1, 2013	75,000,000	75,000	(48,397)	26,603

Net loss for the year ended July 31, 2014	-	-	(33,584)	(33,584)

Balance as of July 31, 2014	75,000,000	75,000	(81,981)	(6,981)

Net loss for the year ended July 31, 2015	-	-	(350,950)	(350,950)

Balance as of July 31, 2015	75,000,000	$ 75,000	$ (432,931)	$ (357,931)

The accompanying notes are an integral part of these financial statements.

TANARIS POWER HOLDINGS, INC.

(formerly Recursos Montana S.A.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31, 2015	For the year ended July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (350,950)	$ (33,584)

Adjustments to reconcile net loss to net cash (used) in operating activities:
Expenses paid by related parties	74,164	301
Impairment loss on mineral claims Impairment loss on deposits	7,500 250,000
Changes in operating assets and liabilities:

Accounts payable	6,699	5,200

Net Cash Provided by (Used in) Operating Activities	(12,587)	(28,083)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

Deposit	(250,000)	-

Net cash used in investing activities	(250,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	75,000	-
Deposits paid by related parties	175,000	-

Cash Flows from Related Parties	250,000	-

Net Decrease in Cash	(12,587)	(28,083)

Cash at Beginning of Period	12,587	40,670

CASH AT END OF Period	$ -	$ 12,587

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Claim acquisition payment paid by related party	$ 7,500	$ -

The accompanying notes are an integral part of these financial statements

TANARIS POWER HOLDINGS, INC.

(formerly Recursos Montana S.A.)

NOTES TO FINANCIAL STATEMENTS

July 31, 2015

1.

ORGANIZATION AND BASIS OF PRESENTATION

The Company, Tanaris Power Holdings Inc., was incorporated under the name of Recursos Montana S.A., under the laws of the State of Nevada on September 23, 2010 with the authorized capital stock of 250,000,000 shares at $0.001 par value. On March 6, 2015, the Company amended its Articles of Incorporation to change its name to “Tanaris Power Holdings, Inc.”

Originally, the Company was organized for the purpose of acquiring and developing mineral properties.  The Company has decided to abandon its interest in the minerals on the Vunidawa Gold Claim in order to focus on its Definitive Agreement with Tanaris Power Inc. and Blackhawk III Venture Trust (See Note 4).

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were 413,374 and 0 dilutive stock equivalents outstanding, respectively, at July 31, 2015 and 2014.

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

Mineral Properties

Acquisition Costs – The costs of acquiring mineral properties are capitalized and amortized over their estimated useful lives following the commencement of production or expensed if it is determined that significant doubt exists regarding the future economic value of the mineral property or if the properties are sold or abandoned. Cost includes cash consideration and the fair market value of shares issued on the acquisition of mineral properties. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts at such time as the payments are made.

The recoverable amounts for mineral properties is dependent upon the existence of economically recoverable reserves; the acquisition and maintenance of appropriate permits, licenses and rights; the ability of the Company to obtain financing to complete the exploration and development of the properties; and upon future profitable production or alternatively upon the Company’s ability to recover its spent costs from the sale of its interests. The amounts recorded as mineral properties reflect actual costs incurred and are not intended to express present or future values.

Exploration and Development Costs - Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Impairment of Mineral Rights - The Company reviews mineral rights for indicators of impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The capitalized amounts may be written-down if potential future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property. If the review indicates that the carrying amount of the asset may not be fully recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company’s current business model. Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows. During the years ended July 31, 2015 and 2014, the Company recorded impairment to mineral rights of $7,500 and $0, respectively.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

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

3.

DEPOSIT

The Company has entered into a Share Purchase Agreement, as more fully described under Definitive Agreement below, where on or before April 30, 2015, the Company was required to make payments of $350,000 to acquire 51% of the common shares of a subsidiary owned by Tanaris Power Inc. and The Blackwell III Venture Trust.  The Company is in default under this Definitive Agreement due to having made payments of only $250,000 by July 31, 2015. Accordingly, the Company determined this deposit should be impaired and recorded a related impairment loss of $250,000 in the statement of operations.

4.

DEFINITIVE AGREEMENT

On February 6, 2015, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Tanaris Power Inc. (“Tanaris Power”) and The Blackhawk III Venture Trust, the sole shareholder of Tanaris Power (the “Shareholder”), pursuant to which the Company will acquire all of the issued and outstanding capital stock of Tanaris Power (the “Stock Purchase”).

In consideration of the Stock Purchase, the Company agreed to (i) issue to the Shareholder shares of its common stock equal 51% of the issued and outstanding common stock of the Company at the closing, and (ii) pay to Tanaris Power cash consideration in the aggregate amount of $350,000.   The cash consideration shall be paid by the Company in bi-monthly payments of $50,000, with the final payment due on April 30, 2015.  Upon the consummation of the Stock Purchase, Tanaris Power will be a wholly-owned subsidiary of the Company.  The cash consideration shall be paid in accordance with the schedule:

$50,000 due by January 30, 2015 (paid);

$50,000 due by February 15, 2015 (paid);

$50,000 due by February 28, 2015 (paid);

$50,000 due by March 15, 2015 (paid);

$50,000 due by March 30, 2015;

$50,000 due by April 30, 2015.

The Company is presently in default on this agreement since it has not been able to timely make all of the scheduled payments. Additionally, Tanaris Power has the ability to convert any portion of the cash consideration that is not timely paid for at least 5 business days after such applicable due date, into shares of common stock of the Company. The conversion price is equal to the volume weighted average closing bid and ask price of the common stock of the Company as reported on Bloomberg Business, during the 90 days prior to any conversion.

Tanaris Power is the owner of certain rights in connection with the marketing and sale of smart lithium-ion batteries and battery technologies for various industrial vehicles markets and related applications.

The Agreement has been approved by the boards of directors of the Company and Tanaris Power. Subject to any other requisite approvals, and other customary closing conditions, the transaction is expected to be completed no later than three (3) days after the closing conditions set forth in the Agreement have either been satisfied or waived by the appropriate party.  It is anticipated that at the closing of the Stock Purchase, the entire management team of the Company will be replaced and the current directors of the Company shall resign.

The Agreement includes customary representations, warranties and covenants of the Company, Tanaris Power and the Shareholder made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the Agreement and are not intended to provide factual, business, or financial information about the Company, Tanaris Power or the Shareholder. Moreover, some of those representations and warranties (i) may not be accurate or complete as of any specified date, (ii) may be subject to a contractual standard of materiality different from those generally applicable to shareholders or different from what a shareholder might view as material, (iii) may have been used for purposes of allocating risk among the Company, Tanaris Power and the Shareholder, rather than establishing matters as facts, or (iv) may have been qualified by certain disclosures not reflected in the Agreement that were made to the other party in connection with the negotiation of the Agreement and generally were solely for the benefit of the parties to that agreement.

The Agreement also includes certain termination provisions for the Company and Tanaris Power, including for material adverse effects to either party, willful misconduct, mutual agreement or if the closing date of the Stock Purchase has not occurred on or before June 30, 2015.

5.

MINERAL CLAIM

On July 10, 2015 (the “Closing Date”), the Company entered into and consummated a Mineral Claim Purchase and Sale Agreement (the “Agreement”) with Antoine Fournier.  Pursuant to the terms of the Agreement, Mr. Fournier sold 100% of the right, title and interest in certain lithium properties located in Quebec, Canada (the “Properties”) to the Company as more fully described below.

The purchase price for such sale is:

(i)

a payment of $7,500 within 5 days of the Closing Date (paid on July 28, 2015)

(ii)

a payment of $10,000 and issuance of 250,000 shares of common stock of the Company within 60 days of the Closing Date,

(iii)

 issuance of 250,000 shares of common stock of the Company within 12 months from the Closing Date,

(iv)

 issuance of 250,000 shares of common stock of the Company within 24 months from the Closing Date; and

(v)

issuance of 1,000,000 shares of common stock of the Company within 36 months of the Closing Date.

In addition, the Company will pay an annual 5% royalty on the net smelter returns (gross revenue less the cost of transportation and smelter/treatment charges) from the Properties, with an option to repurchase 1% of the net smelter return at any time by paying $500,000 to Mr. Fournier. Due to the Company having defaulted on this agreement, and as there are other indicators of impairment, the Company recorded a related impairment loss of $7,500 in its statement of operations.

6.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the year ended July 31, 2015, the Company’s CEO paid $74,164 in expenses, on behalf of the Company, and $7,500 for a claim acquisition payment, on behalf of the Company. During the year ended July 31, 2014, the Company’s CEO paid $815 in expenses on behalf of the Company.. The CEO also paid $175,000 directly to Tanaris Power pursuant to the stock purchase agreement dated February 6, 2015. $332,479 and $815 were reported as advances from related parties on the balance sheet at July 31, 2015 and 2014 respectively.  These advances are non-interest bearing, unsecured and payable on demand.

Our office is located in the private resident of the President of our Company and until such time as the Company can afford to rent its own facilities this arrangement will serve as our office.  To date there has been no charge for the use of this office.

7.

INCOME TAXES

The Company’s net operating losses and related valuation allowances are shown below:

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2011	$ 8,514	2031	$ 2,895	$ (2,895)	-
2012	18,660	2032	6,344	(6,344)	-
2013	21,223	2033	7,216	(7,216)	-
2014	33,584	2034	11,419	(11,419)	-
2015	350,950	2035	119,323	(119,323)	-
	$432,931		$147,197	$(147,197)	$ -

The total valuation allowance as of July 31, 2015 was $147,197 which increased by $119,323 for the year ended July 31, 2015.

As of July 31, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended July 31, 2015, and 2014 and no interest or penalties have been accrued as of July 31, 2015 and 2014. As of July 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2011 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

8.

CAPITAL STOCK

On September 29, 2010, Company completed a private placement consisting of 75,000,000 common shares at $0.001 per share sold to its two Directors for a total consideration of $75,000.   On April 26, 2013, the directors sold under the Company’s effective registration statement 30,000,000 common shares at a price of $0.002 per share.

9.

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

10.

SUBSEQUENT EVENTS

On November 3, 2015, the Company announced the termination of the Stock Purchase

Agreement dated February 6, 2015 between the Company, Tanaris Power Inc. and The   Blackhawk III Venture Trust.   At the same time, the Company announced the   termination of the Mineral Claim Purchase and Sale Agreement dated July 10, 2015 as   more fully described in footnote 5 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANARIS POWER HOLDING INC.

(Registrant)

By:   LUIS ASDRUVAL GONZALEZ RODRIGUEZ

Luis Asdruval Gonzalez Rodriguez

Chief Executive Officer,

President and Director

Date: November 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   LUIS ASDRUVAL GONZALEZ RODRIGUEZ

Luis Asdruval Gonzalez Rodriguez

Chief Executive Officer,

President and Director

Date: November 13, 2015

By: MIGUEL GUILLEN KUNHARDT

Miguel Guillen Kunhardt

Chief Accounting Officer,

Chief Financial Officer and Director

Date: November 13, 2015