Form 10-Q
period 2015-10-31
Tanaris Power Holdings Inc.
filed 2015-12-14
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended October 31 , 2015

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

December 10, 2015: 75,000,000 common shares

PART 1 – FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Tanaris Power Holdings, Inc. at October 31 2015 (with comparative figures as at July 31, 2015) and the condensed statements of operations for the three months ended October 31, 2015 and 2014 and the statements of cash flows for the three months ended October 31, 2015 and 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended October 31, 2015 are not necessarily indicative of the results that can be expected for the year ending July 31, 2016.

TANARIS POWER HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	October 31, 2015	July 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS

Current Assets	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 25,532	$ 25,452
Advances from related parties	344,141	332,479

Total Current Liabilities	369,673	357,931

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Accumulated deficit	(444,673)	(432,931)

Total Stockholders’ Deficiency	(369,673)	(357,931)

Total Liabilities and Stockholders’ Deficiency	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

TANARIS POWER HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended October 31, 2015	For the three months ended October 31, 2014

REVENUE	$ -	$ -

EXPENSES

General and administrative	11,742	2,141

NET LOSS	$ (11,742)	$ (2,141)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed financial statements.

TANARIS POWER HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended October 31, 2015	For the three months ended October 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (11,742)	$ (2,141)

Adjustments to reconcile net loss to net cash used in operating activities:

Expenses paid by related parties	11,662	-
Changes in operating assets and liabilities: Changes in accounts payable	80	877

Net Cash Used in Operating Activities	-	(1,264)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Decrease in Cash	-	(1,264)

Cash at Beginning of Period	-	12,587

CASH AT END OF PERIOD	$ -	$ 11,323

The accompanying notes are an integral part of these condensed financial statements

TANARIS POWER HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2015

(Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The Company, Tanaris Power Holdings, Inc. (formerly Recursos Montana S.A.), was incorporated under the laws of the State of Nevada on September 23, 2010 with the authorized capital stock of 250,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date the Company has not mineral claims.

The interim financial statements for the three months ended October 31, 2015 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2015, as filed with the SEC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.  There were 416,667 and 0 common stock equivalents outstanding at October 31, 2015 and 2014, respectively.

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

On November 3, 2015, the Company sent a letter to Tanaris Power terminating the above noted Agreement due to a direct result of a material breach of the terms of the Agreement by Tanaris Power. The effect of this termination under the Agreement provides that, in the event of the termination, the Agreement shall forthwith become void and have no effect, without any liability or obligation on the part of the Company.

4.

ACQUISITION OF MINERAL CLAIM

 On July 10, 2015, the Company entered into and consummated a Mineral Claim Purchase and Sale Agreement (the “Agreement”) with Antoine Fournier.  Pursuant to the terms of the Agreement, Mr. Fournier sold 100% of the right, title and interest in certain lithium properties located in Quebec, Canada to the Company.

Effective November 3, 2015, the Company terminated the Agreement due to the Company never receiving title to the claims contemplated under the Agreement, after having made the initial payment of $7,500. The Company made no further payments under the Agreement.  The termination effectively voids the Agreement and relieves the Company of any obligations thereunder.

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the three months ended October 31, 2015 and 2014, the Company’s CEO paid $11,662 and $0 in expenses, on behalf of the Company, respectively. $344,141 was reported as advances from related parties at October 31, 2015 and $332,479 at July 31, 2015. These advances are non-interest bearing, unsecured and payable on demand.

Our office is located in the private resident of the President of our Company and until such time as the Company can afford to rent its own facilities this arrangement will serve as our office.  To date there has been no charge for the use of this office.

6.

GOING CONCERN

The Company will need additional working capital to fund any future operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through directors’ advances, additional equity funding, and long term financing, which will enable the Company to operate for the coming year. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Tanaris Power Holdings, Inc. (“Tanaris” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Company was formed under the laws of the State of Nevada on September 23, 2010 under the name of Recursos Montana S.A.

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

We were engaged in the acquisition and exploration of a mineral property in Quebec and in the marketing and sale of smart lithium-ion batteries and battery technologies for various industrial vehicles markets and related applications.   Both the mineral property and the lithium-ion batteries project were terminated on November 3, 2015.

Presently the Company does not have any mineral properties nor any other project which it can geneate revenues in the future.

We have not earned any revenues to date. We currently do not have sufficient financial resources to obtain and develop another mineral property or enter into an Agreement which will require us to outlay funds to develop it.  Accordingly, we will need to obtain additional financing in order to complete our future and unknown at this time plan of operation and meet our current obligations as they come due.

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

We have no historical information to allow anyone to base an evaluation on our future performance. We have been incorporated since September 23, 2010 and have generated no revenue during our time in existence.  We do not know if we will be successful in our business operations in the future.   Like all new businesses we are a start-up company and will suffer all the problems of being a start-up company as follows:

●	possible delays in completion of any requirements under a new unidentified project;

●	trying to generate revenue or identify sources of cash, managing our assets and administrating ongoing financial commitments to our creditors;

●	adhering to all regulatory requirements both as a public company and as a company required to meet State and Federal filing requirements; and

●	ensuring our shareholders are informed about our development on a regular basis.

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

ITEM 2.  PROPERTIES

On July 10, 2015, the Company entered into and consummated a Mineral Claim Purchase and Sale Agreement (the “Agreement”) with Antoine Fournier.  Pursuant to the terms of the Agreement, Mr. Fournier will sell 100% of the right, title and interest in certain lithium properties located in Quebec, Canada to the Company.  For a detailed description of the Agreement refer to the Form 10-K as of July 31, 2015.

Effective November 3, 2015, the Company terminated the Agreement due to the Company never receiving title of the claims contemplated under the Agreement after having made the initial payment of $7,500 and thereafter made no further payments under the Agreement.  The termination effectively voids the Agreement and relieves the Company of any obligations thereunder.

Competition

We will have to compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we will have to compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral properties of merit, on exploring their mineral properties and on developing their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration when, and if, we identified a new mineral property and to achieve the financing necessary for us to develop a new mineral property.

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

The Company’s Main Product

At present we do not have a main product since we do not have a project which we can develop.   Having terminated the Stock Purchase Agreement entered into on February 6, 2015 for the developing and selling of lithium batteries and the Mineral Claim Purchase Agreement dated July 10, 2015 relating to the purchase of 100% of the rights, title and interest in certain lithium properties located in Quebec, Canada the Company no longer has a project to develop.   Nevertheless, management is seeking to identify a new project of merit for the Company.   To date, none have been identified.

Plant and Equipment

With the termination of the Mineral Claim Purchase Agreement mentioned above there is no need for the Company to build any plant or to install any equipment on any mineral property at this time.

Liquidity and Capital Resources

Over the next twelve months, our Company will need the following funds to carry on its business.

Estimated expenses	Amount	Purpose

Bookkeeping services	$ 4,800	Preparation of the accounts each quarter for submission to our Company’s independent public accountants.
Independent accountants	10,500	Examination of the year-end financial statements and review of the various quarterly financial statements.
Edgar filings	5,500	Filing fees for edgarizing various forms.
Filing fees	650	To maintain Company in good standing in the State of Nevada
Office and miscellaneous	1,000	Estimated office supplies, etc.
Transfer agent’s fees	1,200	Issuance of share certificates and other matters.

Estimated expenses	$ 23,650

Taking into consideration that there is no cash on hand the following is our net cash position required over the next twelve months:

Estimated expenses for the twelve months as shown above	$ 23,650
Add. Accounts payable – October 31, 2015	25,532
Additional cash needed	$ 49,182

Overview

Since our incorporation on September 23, 2010 we have incurred losses as at October 31, 2015 of $444,673.   We have prepared our financial statements on a going concern basis; therefore assuming we will be able to realize our assets and discharge our obligations in the normal course of business.   Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.   We have never earned any revenue since our inception.

Results of Operations – Three months ended October 31, 2015 and 2014.

From September 23, 2010 (date of inception) to October 31, 2015, we have incurred a cumulative net loss of $444,673.  The following analysis set forth the various expenses we have incurred for the three months ended October 31, 2015 and 2014:

	Three months ended October 31, 2015	Three months ended October 31, 2014

Accounting and auditing (*)	$ 7,700	$ 1,200
Filing fees	-	688
Incorporation costs	-	-
Legal	2,808	-
Office	-	53
Transfer agent fees	1,234	200

Total Expenses	$ 11,742	$ 2,141

(*)

The increase in accounting and audit fees is the result of the fiscal year 2014 audit not being performed until November 2014.

Balance Sheet as of October 31, 2015

Our cash position as at October 31, 2015 was $0 with a similar cash position as of July 31, 2014.

The only funds we have received since incorporation is from the sale of shares to our directors in the amount of 75,000,000 common shares at a price of $0.001 per share for a total amount of $75,000 and cash advances in the amount of $250,000 which were required under the Stock Purchased Agreement dated February 6, 2015 and terminated on November 3, 2015 and $7,500 for the initial payment under the Mineral Claim Purchase and Sale Agreement dated July 10, 2015 and terminated on November 3, 2015.   These funds were advanced to the Company by one of its directors and are on a demand basis without any interest thereon.

As at October 31 2015 we have the following accounts payable:

Bookkeeping services (*)	$ 21,946	Preparation of the accounts for submission to our independent accountants.
Legal	2,808	For preparation of Form 8-K and other documents
Office	433	Photocopying and fax charges.
Transfer agent fee	345	General charges by the transfer agent.
Total accounts payable	$ 25,532

(*) The above amount was invoiced by an independent bookkeeping service for preparation of financial statements for submission to Sadler Gibb & Associates., our independent accountants. The bookkeeping service is not our Chief Executive Officer and is not affiliated with our Chief Executive Officer.

Our total stockholders’ deficiency as of October 31, 2015 was $369,673 and as of July 31, 2015 was $357,931.   Our issued and outstanding shares as of October 31, 2015 were 75,000,000 common shares.

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

1.

One percent of the number of shares of the company's common stock then outstanding, which, in our case, will equal approximately 450,000 shares as of the date of this Form 10-Q; or

2.

The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of October 31, 2015 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of October 31, 2015, we did not have an audit committee nor a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended July 31, 2015.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

 MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.

OTHER INFORMATION

On November 1, 2015, the Board of Directors, acting at the behest of the majority of the shareholders of the Company removed Bruce Farmer as a director of the Company.  This action was the direct result of the announced termination of the Stock Purchase Agreement (the “Agreement”) dated February 6, 2015 by and among the Company, Tanaris Power Inc. and The Blackhawk III Venture Trust, who is the sole shareholder of Tanaris Power Inc., which failed to close due to not providing financials and other financial information consistent with Section 5.02(g) of the Agreement.  The cancellation of the Agreement was set forth in a Form 8- K dated November 3, 2015.

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

TANARIS POWER HOLDINGS, INC.
(Registrant)

Date: December 14, 2015	“Luis Asdruval Gonalez Rodriguez”
LUIS ASDRUVAL GONZALEZ RODRIGUEZ Chief Executive Officer, President and Director

Date: December 14, 2015	”Miguel Guillen Kunhardt”
MIGUEL GUILLEN KUNHARDT Chief Financial Officer, Chief Accounting Officer, Secretary and Director