Form 10-Q
period 2016-01-31
Tanaris Power Holdings Inc.
filed 2016-03-11
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2016

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

March 10, 2016: 75,000,000 common shares

PART 1 – FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Tanaris Power Holdings, Inc. at January 31, 2016 (with comparative figures as at July 31, 2015) and the condensed statements of operations for the three and six months ended January 31, 2016 and 2015 and the statements of cash flows for the six months ended January 31, 2016 and 2015 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended January 31, 2016 are not necessarily indicative of the results that can be expected for the year ending July 31, 2016.

TANARIS POWER HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	January 31, 2016	July 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS

Current Assets	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 23,579	$ 25,452
Advances from related parties	350,646	332,479

Total Current Liabilities	374,225	357,931

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Accumulated deficit	(449,225)	(432,931)

Total Stockholders’ Deficiency	(374,225)	(357,931)

Total Liabilities and Stockholders’ Deficiency	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

TANARIS POWER HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended January 31, 2016	For the three months ended January 31, 2015	For the six months ended January 31, 2016	For the six months ended January 31, 2015

REVENUE	$ -	$ -	$ -	$ -

EXPENSES

General and administrative	4,552	10,496	16,294	12,637

NET LOSS	$ (4,552)	$ (10,496)	$ (16,294)	$ (12,637)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed financial statements.

TANARIS POWER HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended January 31, 2016	For the six months ended January 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (16,294)	$ (12,637)

Adjustments to reconcile net loss to net cash used in operating activities:

Expenses paid by related parties	18,167	123
Changes in operating assets and liabilities: Changes in accounts payable	(1,873)	2,077

Net Cash Used in Operating Activities	-	(10,437)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposit	-	(50,000)

Net cash used in investing activities	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	-	50,000

Cash Flows from Financing Activities	-	50,000

Net Decrease in Cash	-	(10,437)

Cash at Beginning of Period	-	12,587

CASH AT END OF PERIOD	$ -	$ 2,150

The accompanying notes are an integral part of these condensed financial statements

TANARIS POWER HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2016

(Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The Company, Tanaris Power Holdings, Inc. (formerly Recursos Montana S.A.), was incorporated under the laws of the State of Nevada on September 23, 2010 with the authorized capital stock of 250,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date the Company has no mineral claims.

The interim financial statements for the six months ended January 31, 2016 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2015, as filed with the Securities and Exchange Commission (“the SEC”).

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.  There were no common stock equivalents outstanding at January 31, 2016 and 2015, respectively.

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

4.

ACQUISITION AND TERMINATION OF MINERAL CLAIMS

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

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the three months ended January 31, 2016 and 2015, the Company’s CEO paid $18,167 and $123 in expenses, on behalf of the Company, respectively. $350,646 was reported as advances from related parties at January 31, 2016 and $332,479 at July 31, 2015. These advances are non-interest bearing, unsecured and payable on demand.

Our office is located in the private residence of the President of our Company and until such time as the Company can afford to rent its own facilities this arrangement will serve as our office.  To date there has been no charge for the use of this office.

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

Presently the Company does not have any mineral properties nor any other project which it can generate revenues in the future.

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

Liquidity and Capital Resources

Over the next twelve months, our Company will need the following funds to carry on its business.

Estimated expenses	Amount	Purpose

Bookkeeping services	$ 4,800	Preparation of the accounts each quarter for submission to our Company’s independent public accountants.
Independent accountants	10,500	Examination of the year-end financial statements and review of the various quarterly financial statements.
Edgar filings	5,500	Filing fees for edgarizing various forms.
Filing fees	650	To maintain Company in good standing in the State of Nevada
Office and miscellaneous	1,000	Estimated office supplies, etc.
Transfer agent’s fees	1,200	Issuance of share certificates and other matters.

Estimated expenses	$ 23,650

Taking into consideration that there is no cash on hand the following is our net cash position required over the next twelve months:

Estimated expenses for the twelve months as shown above	$ 23,650
Add. Accounts payable – January 31, 2016	23,579
Additional cash needed	$ 47,229

Overview

Since our incorporation on September 23, 2010 we have incurred losses as at January 31, 2016 of $449,225.   We have prepared our financial statements on a going concern basis; therefore assuming we will be able to realize our assets and discharge our obligations in the normal course of business.   Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.   We have never earned any revenue since our inception.

Results of Operations – Three and Six months ended January 31, 2016 and 2015.

From September 23, 2010 (date of inception) to January 31, 2016, we have incurred a cumulative net loss of $449,225.  The following analysis set forth the various expenses we have incurred for the three and six months ended January 31, 2016 and 2015:

	Three months Ended January 31, 2016	Three months Ended January 31, 2015	Six months ended January 31, 2016	Six months ended January 31, 2015

Accounting and auditing (*)	$ 2,700	$ 7,000	$ 10,400	$ 8,200
Filing fees	1,535	3,335	1,535	4,024
Legal	-	-	2,808	-
Office	32	123	32	176
Transfer agent fees	285	38	1,519	237

Total Expenses	$ 4,552	$ 10,496	$ 16,294	$ 12,637

(*)

The increase in accounting and audit fees is the result of the fiscal year 2014 audit not being performed until November 2014.

Balance Sheet as of January 31, 2016

Our cash position as at January 31, 2016 was $0 with a similar cash position as of July 31, 2015.

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

As at January 31, 2016 we have the following accounts payable:

Bookkeeping services (*)	$ 23,146	Preparation of the accounts for submission to our independent accountants.
Office	433	Photocopying and fax charges.
Total accounts payable	$ 23,579

(*) The above amount was invoiced by an independent bookkeeping service for preparation of financial statements for submission to Sadler Gibb & Associates., our independent accountants. The bookkeeping service is not our Chief Executive Officer and is not affiliated with our Chief Executive Officer.

Our total stockholders’ deficiency as of January 31, 2016 was $374,225 and as of July 31, 2015 was $357,931.   Our issued and outstanding shares as of January 31, 2016 were 75,000,000 common shares.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of January 31, 2016 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of January 31, 2016, we did not have an audit committee nor a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TANARIS POWER HOLDINGS, INC.
(Registrant)

Date: March 11, 2016	“Luis Asdruval Gonalez Rodriguez”
LUIS ASDRUVAL GONZALEZ RODRIGUEZ Chief Executive Officer, President and Director

Date: March 11, 2016	”Miguel Guillen Kunhardt”
MIGUEL GUILLEN KUNHARDT Chief Financial Officer, Chief Accounting Officer, Secretary and Director