Form 10-Q
period 2016-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2016-06-21
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number 333-179886

HAMMER FIBER OPTICS HOLDINGS CORP.

(formerly Tanaris Power Holdings, Inc.)

 (Exact name of registrant as specified in its charter)

Nevada	98-1032170
(State of incorporation)	(I.R.S. Employer Identification No.)

311 Broadway

Point Pleasant Beach, NJ 08742

(Address of principal executive offices)

(844) 413-2600

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X . Yes       . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  X . Yes       . No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      .

Accelerated Filer      .

Non-Accelerated Filer      .

Smaller Reporting Company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      . Yes   X . No

As of June 20, 2016, there were 75,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HAMMER FIBER OPTICS HOLDINGS CORP.

(FORMERLY TANARIS POWER HOLDINGS, INC.)

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hammer Fiber Optics Holdings Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "HMMR," or Hammer Fiber Optics Holdings Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HAMMER FIBER OPTICS HOLDINGS CORP.

(formerly Tanaris Power Holdings, Inc.)

Condensed Financial Statements

April 30, 2016

Index

Condensed Balance Sheets (unaudited)

4

Condensed Statement of Operations (unaudited)

5

Condensed Statement of Cash Flows (unaudited)

6

Notes to the Condensed Financial Statements (unaudited)

7

HAMMER FIBER OPTICS HOLDINGS CORP.

(formerly Tanaris Power Holdings, Inc.)

Condensed Balance Sheets

	April 30, 2016 $	July 31, 2015 $
	(unaudited)
ASSETS

Current Assets	–	–

Total Assets	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	25,254	25,452
Due to related parties	352,381	332,479

Total Liabilities	377,635	357,931

Stockholders’ Deficit

Common stock, 250,000,000 shares authorized, par value of $0.001 75,000 shares issued and outstanding	75	75
Additional paid-in capital	74,925	74,925
Accumulated deficit	(452,635)	(432,931)

Total Stockholders’ Deficit	(377,635)	(357,931)

Total Liabilities and Stockholders’ Deficit	–	–

(The accompanying notes are an integral part of these condensed financial statements)

HAMMER FIBER OPTICS HOLDINGS CORP.

(formerly Tanaris Power Holdings, Inc.)

Condensed Statements of Operations

(unaudited)

	For the three months ended April 30, 2016 $	For the three months ended April 30, 2015 $	For the nine months ended April 30, 2016 $	For the nine months ended April 30, 2015 $

Revenue	–	–	–	–

Operating Expenses

General and administrative	3,410	4,632	19,704	17,269

Total Operating Expenses	3,410	4,632	19,704	17,269

Net loss for the period	(3,410)	(4,632)	(19,704)	(17,269)

Weighted average outstanding shares, basic and diluted	75,000	75,000	75,000	75,000

Loss per share, basic and diluted	(0.05)	(0.06)	(0.26)	(0.23)

(The accompanying notes are an integral part of these condensed financial statements)

HAMMER FIBER OPTICS HOLDINGS CORP.

(formerly Tanaris Power Holdings, Inc.)

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended April 30, 2016 $	For the nine months ended April 30, 2015 $

Operating Activities

Net loss	(19,704)	(17,269)

Adjustments to reconcile net loss for non-cash items relating to operating activities:

Deposits paid by related parties	–	125,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(198)	1,127
Expenses paid by related parties	19,902	3,555

Net cash provided by (used in) operating activities	–	112,413

Investing Activities

Deposit	–	(200,000)

Net cash used in investing activities	–	(200,000)

Financing Activities

Proceeds from related parties	–	75,000

Net cash provided by financing activities	–	75,000

Change in cash	–	(12,587)

Cash, beginning of period	–	12,587

Cash, end of period	–	–

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

HAMMER FIBER OPTICS HOLDINGS CORP.

(formerly Tanaris Power Holdings, Inc.)

Notes to the Condensed Financial Statements

For the period ended April 30, 2016

(unaudited)

1.

Nature of Operations and Going Concern

Tanaris Power Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on September 23, 2010 as “Recursos Montana S.A’.  On February 19, 2015, the Company changed its name to “Tanaris Power Holdings, Inc.”  The Company’s principal business is the acquisition and development of mineral properties.  Currently, the Company has no mineral claims. On April 13, 2016, the Company changed its name to Hammer Fiber Optics Holdings Corp.

These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As of April 30, 2016, the Company has not recorded any revenues, and has incurred an accumulated deficit of $452,635, and has a net loss of $19,704 for the nine month period ended April 30, 2016.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments for the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2015, as filed with the SEC.

b)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.  Due to the change of control that occurred on March 30, 2016, the Company’s ability to utilize historical net losses may be limited pursuant to section 382 of the internal revenue code.

HAMMER FIBER OPTICS HOLDINGS CORP.

(formerly Tanaris Power Holdings, Inc.)

Notes to the Condensed Financial Statements

For the period ended April 30, 2016

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

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

e)

Basic and Diluted Loss Per Share

Basic net loss per share is computed based on the weighted average number of shares actually outstanding.  Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.  There were no common stock equivalents outstanding at April 30, 2016 and 2015, respectively.

f)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

4.

Share Exchange Agreement with Hammer Fiber Optics Investments, Ltd.

On April 25, 2016, the Company entered into a share exchange agreement (the “Agreement”) with Hammer Fiber Optics Investments, Ltd. (“Hammer Fiber”), a Delaware corporation.  Under the terms of the Agreement, the Company would acquire 100% of the issued and outstanding common shares of Hammer Fiber in exchange for 50,000,000 common shares of the Company.  As a result of the Agreement, the shareholders of Hammer Fiber would hold 99.8% of the issued and outstanding common shares of the Company.  As of the date of this filing, the Agreement has not been finalized or closed.

5.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

(formerly Tanaris Power Holdings, Inc.)

Notes to the Condensed Financial Statements

For the period ended April 30, 2016

(unaudited)

6.

Related Party Transactions

(a)

During the period ended April 30, 2016, the former Chief Executive Officer and Director of the Company paid $19,902 (2015 - $3,555) in expenses on behalf of the Company.  As at April 30, 2016, the Company owes $352,381 (July 31, 2015 - $332,479) to the former Chief Executive Officer and Director of the Company, and the amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

On March 30, 2016, the former Chief Executive Officer and Chief Financial Officer of the Company resigned from all positions within the Company and completed a private sale of 45,000 common shares, representing 60% of the issued and outstanding common shares, to Michael Cothill, who became the Company’s Chief Executive Officer, Chief Financial Officer, and Director of the Company effective immediately.

7.

Common Stock

On April 13, 2016, the Company formed a subsidiary in the state of Nevada for the purpose of effecting a name change and facilitating the share exchange agreement with Hammer Fiber Optics Investments. Pursuant to the related plan of merger, the Company merged with this wholly owned subsidiary utilizing an exchange ratio of 1 share of common stock of the surviving corporation in exchange for 1,000 shares of common stock of the parent corporation. The effect of this share exchange has been retroactively applied in these financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with Hammer Fiber Optics Holdings Corp., financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2015, filed with the SEC on November 13, 2015.

Results of Operations

During the nine months ended April 30, 2016 and 2015, the Company has not earned any revenues.

During the three months ended April 30, 2016, the Company incurred operating expenses of $3,410 compared with operating expenses of $4,632 during the three months ended April 30, 2015.  The decrease in operating expenses is due to a decrease in professional fees as the Company did not incur any legal expenses during the current period.

During the nine months ended April 30, 2016, the Company incurred operating expenses of $19,704 compared with operating expenses of $17,269 during the nine months ended April 30, 2015.  The increase in operating expenses is due to an increase in professional fees for audit and accounting costs related to SEC filing requirements.

Net loss for the nine months ended April 30, 2016 was $19,704 or $0.26 per share compared to $17,269 for the nine months ended April 30, 2015 or $0.23 per share.

Liquidity and Capital Resources

At April 30, 2016 and July 31, 2015, the Company had $nil assets.

At April 30, 2016, the Company had liabilities of $377,635 comprised of $25,254 of accounts payable and accrued liabilities, and $352,381 of amounts due to related parties.  At July 31, 2015, the Company had $357,931 of liabilities comprised of $25,452 of accounts payable and accrued liabilities and $332,479 of amounts due to related parties.  The increase in total liabilities is due to the fact that the Company had limited cash flow to repay outstanding obligations which resulted in an overall increase in liabilities.

Cash Flow from Operating Activities

During the nine months ended April 30, 2016, the Company used $nil cash for operating activities, as the Company had no cash balance at July 31, 2015 and did not raise any new cash financing or received cash from operating activities during the period. All operating expenditures were either paid by related parties or still outstanding in accounts payable.  Comparatively, the Company received cash of $112,413 during the nine months ended April 30, 2015 due to deposits of $125,000 that were received by the Company.

Cash Flow from Investing Activities

During the nine months ended April 30, 2016, the Company did not have any investing activities, compared with the payment of $200,000 of deposits made to Tanaris Power Inc. for the proposed share purchase agreement during the nine months ended April 30, 2015, that has since been terminated.

Cash Flow from Financing Activities

During the nine months ended April 30, 2016, the Company did not have any financing activities compared with proceeds of $75,000 received from related parties during the nine months ended April 30, 2015 which was used for the deposit for the proposed share exchange agreement with Tanaris Power Inc., which has since been terminated.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, there is substantial doubt of our ability to continue as a going concern.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2016 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of April 30, 2016, we did not have an audit committee nor a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business.  Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

Presently, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended July 31, 2015.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

N/A.

ITEM 5.

OTHER INFORMATION

Please refer to our Current Reports on Form 8-K filed on April 6, 2016, April 28, 2016 and June 15, 2016, which are incorporated by reference herein.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hammer Fiber Optics Holdings Corp.

Date: June 20, 2016	By:	/s/ Michael Cothill
Name: Michael Cothill
Title: CEO, CFO & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 20, 2016	By:	/s/ Michael Cothill
Name: Michael Cothill Title: CEO, CFO & Director