Form 10-K
period 2016-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2016-11-30
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

Commission file number 000-1539680

HAMMER FIBER OPTICS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

NEVADA	98-1032170
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

311 Broadway

Point Pleasant Beach, NJ 08742

(Address of principal executive offices)

844-413-2600

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      .   Accelerated filer      .   Non-accelerated filer      .   Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes      . No  X .

As of October 31, 2016, the registrant’s outstanding stock consisted of 60,503,341 common shares.

Table of Contents to Annual Report on Form 10-K

For the Fiscal Year Ended July 31, 2016

PART I

Note regarding forward-looking statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•

general economic and business conditions, both nationally and in our markets,

•

our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

•

our ability to implement our growth strategy, • anticipated trends in our business,

•

advances in technologies, and

•

other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

As used in this current report, the terms “we”, “us”, “our” and the “company” refer to Hammer Fiber Optics Holdings Corp.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10K. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1. BUSINESS

Our Corporate History and Background

The Company was incorporated in the State of Nevada on September 23, 2010, under the name Recursos Montana S.A. The Company’s principal activity was as a pre-exploration stage company engaged in the acquisition and exploration of mineral properties then owned by the Company. During this time, the Company was deemed a “shell company” in the pre-exploration stage of our business and was ultimately unable to commence exploration activities.

On February 2, 2015, the Company entered into a Share Exchange Agreement with Tanaris Power Holdings, Inc., whereby the Company acquired 100% of Tanaris Power Holdings, Inc. issued and outstanding common stock in exchange for shares of the Company’s common stock equal 51% of the issued and outstanding common stock of the Company at the closing, and cash consideration to Tanaris in the aggregate amount of $350,000. Tanaris Power Holdings, Inc. was the owner of certain rights in connection with the marketing and sale of smart lithium-ion batteries and battery technologies for various industrial vehicles markets and related applications. On March 6, 2015, the Company amended its Articles of Incorporation to change its name to Tanaris Power Holdings, Inc.

On April 25, 2016, Tanaris Power Holdings, Inc., a Nevada corporation entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Hammer Fiber Optics Investments, Ltd., a Delaware corporation (“HFOI”), and the controlling stockholders of HFOI (the “HFOI Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired 20,000,000 shares of common stock of HFOI from the HFOI shareholders (the “HFOI Shares”) and in exchange the Company issued to the HFOI Shareholders 50,000,000 (post-Merger) restricted shares of its common stock (the “HMMR Shares”). As a result of the Share Exchange Agreement, HFOI shall become a wholly owned subsidiary of the Company. Hammer Fiber Optics Investments, Ltd. was formed in the State of Delaware on June 13, 2014.

On April 13, 2016, our board of directors approved a Plan of Merger (the “Plan of Merger”) under Nevada Revised Statutes (NRS) Section 92A.180 to merge (the “Merger”) with our wholly-owned subsidiary Hammer Fiber Optics Holdings Corp., a Nevada corporation, to effect a name change from Tanaris Power Holdings, Inc. to Hammer Fiber Optics Holdings Corp. The Plan of Merger also provides for a 1 for 1,000 exchange ratio for shareholders of both the Company and Hammer Fiber Optics Holdings Corp., which had the effect of a 1 for 1,000 reverse split of our common stock. Articles of Merger were filed with the Secretary of State of Nevada on April 13, 2016 and, on April 14, 2016, this corporate action was submitted to FINRA for its review and approval.

On May 3, 2016, the Financial Industry Regulatory Authority (“FINRA”) approved our merger with our wholly-owned subsidiary, Hammer Fiber Optics Holdings Corp. Accordingly, thereafter the Company’s name was changed and our shares of common stock began trading on the Over the Counter Bulletin Board (OTCBB) under our new ticker symbol “HMMR” as of May 27, 2016.

Current Operations

Hammer Fiber Optics Holdings Corp. is an alternative telecommunications carrier that is poised to position itself as the premier provider of diversified dark fiber networking solutions as well as high capacity broadband wireless access networks in the New Jersey [Southern and Central region] and the Metro Philadelphia area. Our goal is to provide network access to under-served markets along the transatlantic landing corridors that contains the flexibility to deliver cutting edge solutions to data centers, carriers and other various communication providers, aggregators, enterprise and poorly served residential broadband customers.

Despite the fact that the USA has literally millions of miles of fiber optic in the ground across this vast country, very little of the country actually enjoys the significant speeds that this technology has promised for decades now. This is due to the fact that delivering services to residences and small business enterprises in urban and semi-urban areas have proven over the years to be severely cost prohibitive for all the major service providers across the USA. Several companies selling services in the fiber optic industry will promise consumers that they can deliver fiber to them shortly and cost effectively, but in effect, this has barely happened and it is becoming more evident that such a scenario is bound to never happen. The one thing about this industry that is factual is that fiber and wireless technologies are on track to co-exist in the deployment of broadband services to the masses. The exponential growth of streaming media has driven massive demand by consumers but the unsolved “last mile” connectivity will slow this demand down to a snail pace and most consumers will simply only hear about how wonderful it is to enjoy true broadband capacity from the few that actually have been privileged to receive it. It is for this reason that that the Company was formed.

WHAT IS DARK FIBER?

Dark Fiber is optical fiber cable which has been set in place for anticipated future use in carrying network signals in the form of light, but is not yet “lit” by laser equipment intended to be placed on both ends for the purposes of creating data connectivity between points. The dark strands can be leased to customers who want to establish optical connections between their own locations or co-location facilities, utilizing their own network equipment and security protocols. The cable-laying industry is seeing accelerated growth once again. In a widely quoted statistic, the CRU Group research firm estimated 19 million miles of optical fiber were installed in the USA in 2011, the most since 2000. Even in the areas that were connected during the initial boom, there are new structures to be served and more are built every year. At the present time, fiber still only reaches a relatively small percentage of all the buildings in the country. With this buildout process ongoing, more customers than at any other point in history are looking for fiber solutions to connect their junction points into existing data transport substructures.

WHY USE DARK FIBER?

Purchasing “LIT” fiber services requires service providers to pay significantly higher prices and incremental costs for provisioned bandwidth as demand increases, which proportionally increases cost to the end consumer. Dark fiber solutions provide HMMR with the ability to upgrade from 1 Gbps to 10 Gbps to 400 Gbps as technology evolves by simply installing the latest in Wavelength-Division Multiplexing [“WDM”] on a single dark fiber pair. This ensures that our products always have sufficient bandwidth planned to cater for the ever-expanding consumer demand for high capacity broadband services without the need to continually increase cost to consumers as bandwidth demand increases.

LATENCY

Latency is the time it takes for a data packet to travel from one point to another in a network and is commonly expressed in terms of milliseconds (ms). Latency can be a major factor in overall performance of broadband services and it is important that we have full control of its network end-to-end. By provisioning dark fiber, we have the ability to manage the amount of routers and switching services installed on its fiber backbone network which greatly reduces the potential of latency and improves the overall customer experience.

THE INDUSTRY TODAY

Fiber penetration in the local access network is still very limited, even in the developed parts of the USA and this is mainly due to the high cost of installation and maintenance of a fiber access network. Cable technology has evolved with ever-increasing data rates and remains the most popular wire line broadband technology in terms of subscriptions. Close to four-fifths of the United States is now connected in some form to the broadband internet universe with cable remaining the dominant mode of access across the continent-wide landmass. Despite this, a large component of this connectivity fails to deliver sufficient capacity to satisfy the high demand for bandwidth-intensive modern consumer applications.

THE COMPANY’S COMPETITIVE SOLUTION

The Company has taken advantage of deploying its last mile wireless technology over the latest DOCSIS 3.0 standard which is fundamentally what cable technology is based on. This strategy allows for the use of tried and tested methodology utilizing cable modems that are produced in bulk and are inexpensive off- the-shelf items. In all cases of its current deployment, consumers are enjoying the power that fiber optic services promised, however the USA has been notoriously slow to recognize and accept that this is the solution to solve inadequate last mile access. We have therefore decided to enter this market without the involvement and/or validation of the incumbent operators who, in our opinion, are all actively engaged in depreciating their existing massive legacy technology CAPEX commitments. We will operate our wireless broadcast solution in the 28 and 31GHz frequencies, providing as much as 2.5 Gbps of capacity per sector in the cell range [up to 10Gbps per tower]. Licensing for frequencies in these bands has been facilitated by StraightPath Communications (NYSE MKT. Symbol: STRP) who owns a large section of the 28GHz and 31 GHz Local Multipoint Distribution Service [LMDS] spectrum across the USA. Diagram 1 describes the architecture of the 28GHz and 31GHz access deployment as planned. We will purchase dark fiber [wherever possible] on the Terrestrial Fiber Backhaul networks as well as in the Metro Fiber rings. Fiber spurs will then be deployed from fiber breakout splitters to leased towers where the wireless broadband transmitters are located as indicated in the following diagram:

DIAGRAM 1: THE COMPANY’S END-TO-END NETWORK ARCHITECTURE

LAST MILE ACCESS SOLUTION

The “Access Network” portion of the architecture described in Diagram 1 is the ultimate in the value proposition provided by the Company throughout the Eco-System. The components forming an integral part of this “first to market” and unique technology is more fully diagrammatically described in Diagram 2. The Hammer Wireless technology is licensed exclusively to the Company in the State of New Jersey.

Base Station Equipment
Customer Premises
HAMMER
wireless
Point-to-Multipoint Connection at 28Ghz over 10Km Circumference
Satellite Dish
Point to Point Connection
POC
Cable Modem
Central Transmission Hub
Multiplexers
DOCSIS CMTS
Internet WL Modulator
Control Server
Content Delivery Node
Set Top Box
HDTV
Computer
IP/Analogue Phone/Fax
ISP Services
PSTN
Analogue/Digital TV and Radio
WWW

DIAGRAM 2: HAMMER WIRELESS ACCESS ARCHITECTURE

A SIMPLE AND PRACTICAL CONCEPT

The concept is very easy to understand. A single tower is erected to serve an area of up to 10km in circumference and every roof top that is in range of, and can be seen from the tower [or high site] where the wireless technology is erected, can be served within less than two hours of an order being received and executed by us. This means no digging up of roads, pavements or lawns to reach a subscriber premises, rendering time to market substantially reduced over competing technologies. The system utilizes a combination of a tried and proven set of applications such as fiber optic backhaul and DOCSYS 3.0 technologies deployed in an innovative manner. The last mile connectivity is between a microwave receiver mounted at the customer premises and a microwave transmitter mounted on a tower or high site. The main advantage of a modern microwave system is its high immunity to interference, easy reconfiguration and quick time deployment to market. Thus it can be a practical alternative compared to the high cost and complicated logistics of deploying last mile fiber cable. The main drawback is that it requires line-of-sight just like a satellite network. The benefits of wireless microwave as a preferred last mile access solution has, however, fueled technological innovation in microwave research and the development of an advanced point-to-multipoint solution known as “Hammer Wireless AIR” has emerged. This ground-breaking innovation in microwave technology is now capable of delivering upwards of a 100Mbps of dedicated bandwidth to an end-user in a fast and easy deployment, unlocking a whole new array of revenue streams and consumer options for network operators such as Hammer. We manage our own ISP and Content Delivery Node [CDN] equipment from several data centers situated along the Metro Fiber rings, traversing city and suburban centers. This network topology will always be managed by us across the entire eco-system to ensure that costs are managed and curbed, and that quality is guaranteed throughout the entire distribution chain [see Diagram 3].

COLOCATED
HAMMER
COLOCATED
HAMMER
HAMMER
AIRBOX Base Station Co-Located on Towers
ISP AND CDN EQUIPMENT
Data Centers
Terrestrial Dark Fiber
Tower Infrastructure
Customer Premises Equipment
MultiMedia & ISP Services

DIAGRAM 3: NETWORK RESPONSIBILITY MATRIX

MULTI DWELLING UNITS [MDU] INSTALLATION

In cases where MDU’s are selected, Diagram 4 displays a typical shared model where one Hammer Wireless AIR Metro Transceiver is utilized to provide the building with a high capacity broadband connection and the rest of the tenants are connected to this single connection by way of dedicated standard off the shelf cable modems. This is very typical of a cable plant where one feeder cable enters the building and is distributed to each apartment by way of cable splitters. The Hammer Wireless Transceiver will then provide a COAX cable run [or will utilize existing COAX cable runs] to each tenant’s apartment or office which represents a significantly optimized MDU model.

DIAGRAM 4: TYPICAL MDU INSTALLATION SERVED BY SINGLE WIRELESS CONNECTION

OUALITY OF SERVICE ASSURANCE

A Single 28GHz Transceiver to the MDU provides all the bandwidth needed to deliver HDTV in both broadcast and Video-On-Demand mode, ultra high speed internet service as well as fixed voice services to each residential dwelling or corporate office suite.

Due to the fact that the cable modems share in the pool of bandwidth per sector on each tower, the constant available bandwidth ensures that the subscriber enjoys the most enjoyable broadband and TV experience possible. When the network is at peak capacity which normally occurs around 5pm to 9pm at night, the system will automatically pull more capacity off the fiber backbone to ensure that a good customer experience is maintained at all times.

SINGLE DWELLING UNITS [SDU] INSTALLATION

The Company expects to connect many single-family homes to the high-speed broadband access network during the rollout of the Hammer Wireless network, especially those rebuilt following the devastation by the Sandy Super Storm during 2012, where many homes were left un-served. A single standard satellite dish with the Hammer Wireless technology transceiver connected to standard “Off-The-Shelf” modems and set top boxes is deployed for each household to enjoy all the multimedia services available today. Deployment is extremely quick and non-invasive to the customer.

DIAGRAM 5: TYPICAL SDU INSTALLATION

CONTENT ACCESS AND MANAGEMENT

Hammer is able to provide access to a significant amount of TV &Video content via its relationship with select vendors and is therefore able to deliver content for a variety of languages and cultures alike. It is envisaged that the Company will provide a choice of 100 plus quality TV channels based on content from all over the globe. Video on Demand will be delivered utilizing the latest Over- The-Top [OTT] technologies and literally thousands of movie titles will be stored in the video storage area network at the main Company network operations center in New Jersey. This content is capable of being delivered to customers at the highest quality HD format due to the very high capacity bandwidth delivery mechanism of our Fiber Optic Backbone and the Hammer Wireless Access network. As per capita incomes start improving as a result of a better economic outlook, more people will be able to afford access to Hammer services in the region and it is as or more affordable than competitive offerings for similar speeds. Its large bandwidth capabilities with internet and data access speeds are capable of being delivered up to 100Mbps and more to the consumer. Diagram 6 indicates all the Multi-Media services capable of being delivered over the Hammer Wireless Hybrid Fiber network architecture.

DIAGRAM 6: HAMMER MULTIMEDIA SERVICE DELIVERY PLATFORM

MARKET TERRITORIAL EXCLUSIVITY

The concept of delivering multi-media services such as television, interactive TV, video on demand, internet and voice services is by no means unique to our solution and is a tried and tested methodology evident in hundreds of developed markets world-wide. What is abundantly unique is the way in which we deliver this multi-media content in these developed markets that are particularly poorly served and critically lacking in reliable cost-effective broadband service. The Hammer Wireless Access Technology has been awarded to Hammer on an EXCLUSIVE basis across the entire State of New Jersey, USA. Additional territories will be added to Hammers’ exclusivity on a case-by-case basis following successful deployment of New Jersey.

INITIAL DEPLOYMENT IN THE 28GHz SPECTRUM IN NEW JERSEY

According to the 2008–2012 American Community Survey, New Jersey is the fourth-smallest state but the most densely populated of the 50 United States. New Jersey lies entirely within the combined statistical areas of New York City and Philadelphia, and is also the second-wealthiest U.S. State by median household income. We have elected to initially roll out the Hammer Wireless Access Network along the New Jersey Shore area, which is indicated by way of the orange circles. These circles represent the household and businesses in service range of the Hammer wireless transmitters. These areas have been carefully studied and scoped out as the first market that we will serve, due to its perfect Line-Of-Sight [LOS] characteristics and poorly served broadband coverage by incumbent operators. The coverage area falls within the licensed 28GHz LMDS spectrum of Straight Path Communications issued by the FCC, which is sub-licensed to the Company for deployment of the planned broadband wireless network.

TYPICAL TOWER SITE LAYOUT

Towers similar to those of Cellular communications are planned for deployment in many poorly served areas across New Jersey shore line. Typical coverage of a tower in indicated in Diagram 7. Approximately 10 towers are planned for deployment across the Jersey Shore Area.

DIAGRAM 7: TYPICAL TOWER COVERAGE IN NEW JERSEY

Employees

We currently have 15 full-time employees and 5 full-time management consultants.

ITEM 1A. RISK FACTORS

You should carefully consider each of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as any amendments or updates reflected in subsequent filings with the SEC. We believe these risks and uncertainties, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity. Further, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our results and business operations.

Risks Associated with Our Business

Our operations and financial performance could be negatively impacted, if the markets for our products do not develop and expand as we anticipate

The markets for our products and services are characterized by rapidly changing technologies, evolving industry or regulatory standards and new product introductions. Our success is dependent on the successful introduction of new products and services, or upgrades of current products and services, and our ability to compete with new technologies. The following factors related to our products, services and markets, if they do not continue as in the recent past, could have an adverse impact on our operations:

•

our ability to introduce leading products such optical fiber and cable and hardware and equipment, at competitive prices;

•

our ability to develop new products in response to government regulations and laws.

We rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales and reputation.

We source our products from international manufacturers. As a result, we must locate and secure production that meets our demands. We depend on our manufacturers to maintain adequate financial resources and maintain sufficient development and manufacturing capacity. We do not have material long-term contracts with any of our manufacturers, and these manufacturers generally may unilaterally terminate their relationship with us at any time. Our dependence on contract manufacturers could subject us to a number of risks if these manufacturers do not meet our quality, cost, working conditions and other requirements or if they fail to materially perform, any of which could seriously harm our sales and reputation. Further, if we need to place greater demands on our current manufacturers due to increased customer demands, or seek additional or replacement manufacturers, we may be unable to do so on terms that are acceptable to us, if at all.

Violation of labor laws and practices by our manufacturers and suppliers could harm our business.

We require our manufacturers and suppliers to operate in compliance with applicable laws and regulations. While the Company promotes ethical business practices, we do not control our manufacturers or suppliers or their labor practices. The violation of labor or other laws by any of our manufacturers or suppliers, or divergence of their labor practices from those generally accepted as ethical in the local markets, could interrupt or otherwise disrupt the shipment of our products, harm the value of our trademarks, damage our reputation or expose us to potential liability for their wrongdoings.

A privacy breach could damage our reputation and our relationship with our customers, expose the Company to litigation risk and adversely affect our business.

As part of our normal course of business, we collect, process and retain sensitive and confidential customer information. Despite security measures we have in place, our facilities and systems may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information could severely damage our reputation and our relationships with our customers, expose the Company to risks of litigation and liability and adversely affect our business.

Our Articles of Incorporation exculpates our officers and directors from certain liability to our Company or our stockholders.

Our Articles of Incorporation contain a provision limiting the liability of our officers and directors for their acts or failures to act, except for acts involving intentional misconduct, fraud or a knowing violation of law. This limitation on liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our stockholders from suing our officers and directors based upon breaches of their duties to our Company.

Our directors and named executive officers are also our principal stockholders, as such they will be able to exert significant influence over matters submitted to stockholders for approval, which could delay or prevent a change in corporate control or result in the entrenchment of management or the Board of Directors, possibly conflicting with the interests of other stockholders.

Our directors and named executive officers are also our principal stockholders as such they exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control of our business. This control could have the effect of delaying or preventing a change in control or entrenching management or the Board of Directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

Information technology dependency and security vulnerabilities could lead to reduced revenue, liability claims, or competitive harm.

The Company is increasingly dependent on sophisticated information technology and infrastructure. Any significant breakdown, intrusion, interruption or corruption of these systems or data breaches could have a material adverse effect on our business.

We use electronic information technology (IT) in our manufacturing processes and operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to disruptions from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. A material breach in the security of our IT systems could include the theft of our intellectual property or trade secrets. Such disruptions or security breaches could result in the theft, unauthorized use or publication of our intellectual property and/or confidential business information, harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business. We have, from time to time, experienced incidents related to our IT systems, and expect that such incidents will continue, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. We have measures and defenses in place against unauthorized access, but we may not be able to prevent, immediately detect, or remediate such events.

Business disruptions could affect our operating results

A significant portion of our development activities and certain other critical business operations are concentrated in a few geographic areas. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical facilities could severely affect our ability to conduct normal business operations and, as a result, our future financial results could be materially and adversely affected.

If we cannot attract more optical customers to purchase our products, we may not be able to increase or sustain our revenues.

Our future success will depend on our ability to migrate existing customers to our new products and our ability to attract additional customers. Some of our present customers are relatively new companies. The growth of our customer base could be adversely affected by:

•

customer unwillingness to implement our products and services;

•

any delays or difficulties that we may incur in completing the development and introduction of our products or product enhancements or service enhancements;

•

the overall satisfaction of our customers;

•

new product and service introductions by our competitors;

•

any failure of our products to perform as expected; or

•

any difficulty we may incur in meeting customers’ expectations.

The fluctuations in the economy have affected the telecommunications industry, including broadband and Internet. Telecommunications companies have cut back on their capital expenditure budgets, which may continue to further decrease demand for various products and services. This decrease may have an adverse effect on the demand for fiber optic sector and negatively impact the growth of our customer base.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTCPNK quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•

variations in our operating results;

•

changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•

changes in operating and stock price performance of other companies in our industry;

•

additions or departures of key personnel; and

•

future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Although the trading price of our common shares increased significantly recently, it has historically been sporadically or “thinly-traded” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contains a specific provision that eliminates the liability of our directors and officers for monetary damages to our company and shareholders. Further, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the United States Security & Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA), have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We have maintained executive offices at 311 Broadway, Point Pleasant Beach, NJ 08742 and 714 East Main Street, Moorestown, NJ 08057. The office and general expenses associated with leasing our office space is a total of $4,600 per month. We believe that our office space is adequate for our current needs, but growth potential may require a facility due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

We do not engage in mining operations and accordingly have no information to disclose concerning mine safety.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON EQUITY

Market Price and Dividends

Our common stock is currently quoted on the OTC Bulletin Board, under the symbol “HMMR.” Our common stock has been quoted on the OTC Bulletin Board since approximately August 30, 2016. Prior to that our shares of common stock were quoted on the OTC Bulletin Board under the symbol “TPHX”. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

Fiscal Year 2016	High	Low
July 31, 2016	12.00	0.90
April 30, 2016	8.00	0.70
January 31, 2016	10.00	2.50
October 30, 2015	54.50	3.20
Fiscal Year 2015
July 31, 2015	365.00	44.00
April 30, 2015	724.00	245.00
January 31, 2015	1250.00	322.00
October 30, 2014	2000.00	600.00

(1) High and Low prices reflected are through July 31, 2016.

Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

The reported last sales price for our common stock on the OTC Bulletin Board on August 30, 2016 was $10.00 per share. As of August 30, 2016, there were 60,503,341 shares of common stock outstanding, and our outstanding shares of common stock were held by approximately 99 stockholder accounts of record.

We have never declared or paid any cash dividends on our common stock nor do we intend to do so in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, any applicable contractual restrictions and such other factors as our board of directors deems relevant.

Re-Purchase of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plan

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this Report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this Report are made as of the date of this Report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

The company was incorporated on September 23, 2010 pursuant to the laws of the State of Nevada under the name of Recursos Montana S.A. On March 6, 2015 the Company amended its Articles of Incorporation to change its name to “Tanaris Power Holding, Inc.” On April 25, 2016, Tanaris Power Holdings, Inc., a Nevada corporation (the “Company” or “TPHX”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Hammer Fiber Optics Investments, Ltd., a Delaware corporation (“HFOI”), and the controlling stockholders of HFOI (the “HFOI Shareholders”). Pursuant to the Share Exchange Agreement, closed on July 19, 2016, the Company acquired 20,000,000 shares of common stock of HFOI from the HFOI shareholders and in exchange the Company issued to the HFOI Shareholders 50,000,000 (post-Merger) restricted shares of its common stock. As a result of the Share Exchange Agreement, HFOI became a wholly owned subsidiary of the Company.

The Company was originally organized for the purpose of acquiring and developing mineral properties. As of this date, the Company had not established the existence of a commercially viable minable ore deposit and therefore did not reach the exploration stage. As such, the company negotiated to dispose of the business of investing in minerals in favor of developing new business opportunities in the technology sector. The company Hammer Fiber Optics Holdings Corp. is now an alternative telecommunications carrier that is poised to position itself as the premier provider of diversified dark fiber networking solutions as well as high capacity broadband wireless access networks in the United States.

Results of Operations

The Year Ended July 31st, 2016 Compared to the Year Ended July 31st, 2015

During the year ended July 31st, 2015 and July 31st, 2016 the Company has not earned any revenues.

Operating Expenses

During the year ended July 31st, 2016 the Company incurred total operating expenses of $1,999,581 compared with total operating expenses of $453,444 during the year ended July 31st, 2015. The increase in operating expenses is due to the increase in general and administrative costs because of the increased resources needed to complete the fiber optic network as well as an increase in depreciation expense from the fixed assets purchased year ended July 31st, 2015 and depreciated in year ended July 31st, 2016.

Interest Expense

During the year ended July 31, 2016, we recorded interest expense of $201,684 compared to $0 in the prior period. This increase is attributable entirely to the consolidated interest expenses incurred by our subsidiary acquisition in the normal course of business.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. Net loss for year ended July 31st, 2016 was $2,181,212 compared to $453,444 for year ended July 31st, 2015.  As at July 31, 2016, we had negative working capital of $353,507 compared to working capital of $1,380,397 as of July 31st, 2015.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Going Concern

As at July 31, 2016, the Company has a going concern assumption as the Company has earned no revenue, has no certainty of earning revenues in the future, has a working capital deficit and an accumulated deficit since inception. The Company will require additional financing to continue operations–either from management, existing shareholders, or new shareholders through equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

July 31, 2016 and 2015

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hammer Fiber Optics Holdings Corp.

We have audited the accompanying consolidated balance sheet of Hammer Fiber Optics Holdings Corp. (the Company) as of July 31, 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hammer Fiber Optics Holdings Corp. as of July 31, 2016, and the consolidated results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated no revenues from its business operations, has incurred operating losses since inception and will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, Utah
November 30, 2016

APPENDIX 9B

Hammer Fiber Optic Investments Ltd.
(formerly Tanaris Power Holdings, Inc.)
Consolidated Balance Sheets

	July 31, 2016	July 31, 2015

ASSETS

Current Assets
Cash	$563,754	$1,384,527
Other current assets	82,011	-
Note receivable, short-term	815,000	-
Total current assets	1,460,765	1,384,527

Other Assets
Property and equipment, net	5,122,383	1,227,088
Intangible assets	18,934	10,550
Notes receivable, long-term	235,000	-
Total other assets	5,376,317	1,237,638

TOTAL ASSETS	$6,837,082	$2,622,165

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$651,215	$-
Notes payable	28,040	-
Notes payable - related party	933,333	-
Accrued interest	201,684	4,130
Total current liabilities	1,814,272	4,130

Notes payable	14,022	83,000
Notes payable - related party	2,167,167	-
TOTAL LIABILITIES	3,995,461	87,130

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 250,000,000 shares authorized, 60,503,341 and 10,464,980 shares issued and outstanding, respectively	60,503	10,465
Additional paid-in capital	5,422,284	2,988,524
Stock subscriptions	-	(4,000)
Accumulated deficit	(2,641,166)	(459,954)
Total Stockholders' Equity	2,841,621	2,535,035

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,837,082	$2,622,165

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optic Investments, Ltd.
(formerly Tanaris Power Holdings Inc.)
Consolidated Statement of Operations

	For the Years Ended
	July 31,
	2016	2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	1,702,124	448,314
Depreciation expense	297,457	5,130
Total operating expenses	1,999,581	453,444

LOSS FROM OPERATIONS	(1,999,581)	(453,444)

OTHER INCOME AND EXPENSE
Interest expense	(201,684)	-
Interest income	2,841	-
Other Income	17,212	-
Total other income (expense)	(181,631)	-

NET LOSS	$(2,181,212)	$(453,444)

Weighted average number of common shares outstanding - basic and diluted	59,821,788	107,648

Loss per common share - basic and diluted	$(0.04)	$(4.21)

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optic Investments, Ltd.
(formerly Tanaris Power Holdings, Inc.)
Consolidated Statement of Stockholders' Equity

			Additional	Stock		Total
	Common Stock (Post-split)		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, July 31, 2014	-	$-	$-	$-	$(6,510)	(6,510)

Cash received for stock subscription	-	-	-	(4,000)	-	(4,000)
Forgiveness of related party debt	-	-	20,000	-	-	20,000
Share issuance costs	-	-	(50,000)	-	-	(50,000)
Common stock issued for cash	10,464,980	10,465	3,018,524	-	-	3,028,989
Net loss for the period ended July 31, 2015	-	-	-	-	(453,444)	(453,444)

Balance, July 31, 2015	10,464,980	10,465	2,988,524	(4,000)	(459,954)	2,535,035

Cash received for subscription receivable	-	-	-	4,000	-	4,000
Common stock issued for cash	36,902,820	36,903	2,299,420	-	-	2,336,323
Common stock issued for services	2,632,200	2,632	144,843	-	-	147,475
Recapitalization	10,503,341	10,503	(10,503)	-	-	-
Net loss for the period ended July 31, 2016	-	-	-	-	(2,181,212)	(2,181,212)

Balance, July 31, 2016	60,503,341	$60,503	$5,422,284	$-	$(2,641,166)	$2,841,621

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optic Investments, Ltd.
(formerly Tanaris Power Holdings, Inc.)
Consolidated Statement of Cash Flows

	For the Years Ended
	July 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,181,212)	$(453,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	297,457	5,122
Services received for Common Stock Issued	147,475	-
Changes in operating assets and liabilities:
Increase in Other Current Assets	(82,011)	-
Increase in Accounts Payable	327,372	-
Accrued interest	197,554	4,130
Net cash used in operating activities	(1,293,365)	(444,192)

Cash flows from investing activities:
Acquisition of property and equipment	(3,812,827)	(54,613)
Acquisition of Intangible Assets	(8,384)	(10,550)
Capitalized expenses	-	(1,144,522)
Cash lent in lieu of Note Receivable	(1,050,000)	-
Net cash used in investing activities	(4,871,211)	(1,209,685)

Cash flows from financing activities:
Proceeds from loans payable	3,400,500	320,000
Repayment of loans payable	(397,020)	(267,000)
Proceeds from issuance of shares	2,340,323	3,024,989
Payment of share issuance costs	-	(50,000)
Net cash provided by financing activities	5,343,803	3,027,989

Net change in cash	(820,773)	1,374,112
Cash at beginning of period	1,384,527	10,415
Cash at end of period	$563,754	$1,384,527

Supplemental disclosures of cash flows information:
Interest paid	$-	$1,000
Taxes paid	$-	$-

Non-cash investing and financing activities:
Forgiveness of related party debt classified as additional paid in capital	$-	$20,000
Purchase of property and equipment with accounts payable	$323,843	$-
Purchase of property and equipment with Notes Payable	$56,082	$-
Common Stock issued for recapitalization	$10,503	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

(formerly known as Tanaris Power Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31 2016 and 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Hammer Fiber Optics Holdings Corp. (formerly Tanaris Power Holdings, Inc.) is an alternative telecommunications carrier that is poised to position itself as the premier provider of high capacity broadband through its wireless access network in the New Jersey [Southern and Central region] and the New Jersey Shore. Our goal is to provide network access to under-served markets along the transatlantic landing corridors that contains the flexibility to deliver cutting edge solutions to data centers, carriers and other various communication providers, aggregators, enterprise and poorly served residential broadband customers. In addition, the Company has a clear expansion plan to strategically partner with existing Wireless Internet Service Providers (WISP) to bring its Hammer Wireless technology to rural markets across the country.

NOTE 2 – CORPORATE HISTORY AND BACKGROUND ON MERGER

The Company was incorporated in the State of Nevada on September 23, 2010, under the name Recursos Montana S.A . The Company’s principal activity was as an exploration stage company engaged in the acquisition and exploration of mineral properties then owned by the Company.

On February 2, 2015, the Company entered into a Share Exchange Agreement with Tanaris Power Holdings, Inc., whereby the Company acquired 100% of Tanaris Power Holdings, Inc. issued and outstanding common stock in exchange for shares of the Company’s common stock equal to 51% of the issued and outstanding common stock of the Company. Tanaris Power Holdings, Inc. was the owner of certain rights in connection with the marketing and sale of smart lithium-ion batteries and battery technologies for various industrial vehicles markets and related applications. On March 6, 2015, the Company amended its Articles of Incorporation to change its name to Tanaris Power Holdings, Inc.

On April 25, 2016, Tanaris Power Holdings, Inc., a Nevada corporation entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Hammer Fiber Optics Investments, Ltd., a Delaware corporation (“HFOI”), and the controlling stockholders of HFOI (the “HFOI Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired 20,000,000 shares of common stock of HFOI from the HFOI shareholders (the “HFOI Shares”) and in exchange the Company issued to the HFOI Shareholders 50,000,000 (post-Merger) restricted shares of its common stock (the “HMMR Shares”). As a result of the Share Exchange Agreement, HFOI shall become a wholly owned subsidiary of the Company.

On April 13, 2016, our board of directors approved a Plan of Merger (the “Plan of Merger”) under Nevada Revised Statutes (NRS) Section 92A.180 to merge (the “Merger”) with our wholly-owned subsidiary HFO Holdings, a Nevada corporation, to effect a name change from Tanaris Power Holdings, Inc. to Hammer Fiber Optics Holdings Corp. The Plan of Merger also provides for a 1 for 1,000 exchange ratio for shareholders of both the Company and HFO Holdings, which had the effect of a 1 for 1,000 reverse split of our common stock. Articles of Merger were filed with the Secretary of State of Nevada on April 13, 2016 and, on April 14, 2016, this corporate action was submitted to FINRA for its review and approval.

On May 3, 2016, the Financial Industry Regulatory Authority (“FINRA”) approved our merger with our wholly-owned subsidiary, HMMR Fiber Optics Holdings Corp. (“HFO Holdings”). Accordingly, thereafter the Company’s name was changed and our shares of common stock began trading under our new ticker symbol “HMMR” as of May 27, 2016. The merger was effected on July 19th 2016 as the terms of the merger execution were met with the filing of the Super 8-K which was filed with the SEC on July 21st.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements and related notes for period ending July 31st, 2016 and for the year prior have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; the Company does not present the disclosure requirements of Topic 915.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Start-up costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash and cash equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For furniture and fixtures, the useful life is five years, Leasehold Improvements are depreciated over the two-year lease term. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Capitalized software costs

The Company accounts for software development costs which consist of costs to develop software programs to be used to meet the Company’s internal needs in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the application development stage for software programs are capitalized. These costs consist primarily of direct costs incurred for professional services provided by third parties and compensation costs of employees which relate to software developed for internal use during the application stage. Costs incurred in the preliminary project stage of development and the post-implementation stage are expensed in the periods when they are incurred. Capitalized software costs are included in property and equipment, net and will be amortized over the estimated useful life of the software. The Company has not yet completed its application stage of the software and will assess the estimated useful life upon completion.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses.

Notes receivable

These assets are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Subsequent to initial recognition, they are recorded at amortized cost less any provision for impairment. Individually significant receivables are considered for impairment when they are past due or when other objective evidence is received that a specific counterparty will default.

Indefinite lived intangible assets

The Company reviews property, plant and equipment, inventory component prepayments and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment, inventory component prepayments and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. The Company did not record any impairments during 2016.

The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company did not recognize any impairment charges related to goodwill or indefinite lived intangible assets during 2016.

Revenue recognition

The Company’s revenues consist primarily of subscription agreements for its broadband internet, phone and video services. Services are monthly to subscribers. The company recognizes revenues when cash payment for services is received. Revenue is recognized after service is provided and the customer has accepted the goods.

Research and development costs

Research and development costs are expensed as incurred.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of July 31, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair value measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

Consolidation of financial statements

As a result of the merger outlined in Note 2, the company has provided consolidated financial statements between HFOI and Tanaris Power Holdings, Inc. for all period up to July 19th, 2016, the effective date of the merger. An additional financial statement post-merger until the end of the period July 31st, 2016 has also been provided.

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of Juy 31, 2016 and 2015, there were no common stock equivalents outstanding.

Recent accounting pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has only begun to recognize revenues and not as of yet in an amount to substantially offset it’s on going needs. It has sustained a loss of $2,641,166 for the period from inception to July 31, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to increase revenues and its ability to receive capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Company management plans to address these going concerns by raising additional capital through the sale of equity until such time that ongoing revenues can sustain the business, at which time capitalization will be considered through other avenues, such as institutional financing for future projects.

NOTE 5 – PROPERTY AND EQUIPMENT

As of July 31, 2015, property and equipment consisted of:

	Amount	Life
Computer software	$20,427	3 years
Computer hardware	709,802	5 years
Furniture and fixtures	15,478	5 years
Capitalized labor costs	536,503
	1,282,210
Less accumulated depreciation	5,122
Depreciation expense on software, hardware,	$1,277,088

Furniture & Fixtures aggregated during the year

Ending July 31st, 2015

During fiscal year 2016 the Company expanded its network infrastructure resulting in the acquisition of new telecommunication equipment to provide its broadband services. Other property and equipment included the purchase of company vehicles and leasehold improvements to the Company’s new office in Ventnor, New Jersey which functions as a showroom for the Company’s product and services. Capitalized labor costs consist of resource costs directly related to putting the equipment into service and building the infrastructure necessary to complete the product and services. Capitalized labor will begin being depreciated over its estimated useful life as revenues are recognized on the network infrastructure.

As of July 31, 2016, property and equipment consisted of:

	Amount	Life
Computer and Telecom equipment	$3,398,440	5 years
Office equipment, furniture, fixtures	82,460	5-6 years
Computer software	63,508	3 years
Capitalized labor costs	1,880,554
	5,424,962
Less accumulated depreciation	302,579
	$5,122,383

Depreciation expense recorded in 2015 was $30,174.05 and $29,635.92 in 2016 respectively.

NOTE 6 – INDEFINITE LIVED INTANGIBLE ASSETS

There were no indefinite lived intangible assets recognized in 2015. There were $18,943 of recognized indefinite lived intangible assets. These assets are not amortized and are evaluated yearly for impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset’s fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

NOTE 7 – NOTES PAYABLE

During the fiscal year ended July 31, 2015, the Company entered into guaranteed investment agreements with 15 individuals (“investors”). In connection with the agreements the investors loaned the Company an aggregate of $85,000, and will be issued an aggregate of 154,500 shares of the Company’s common stock upon the initial share distribution of the Company. Upon the Company obtaining investment funding of $1,500,000, the Company will repay the invested amounts. The Company has accounted for the shares to be issued as interest expense and has accrued interest on the amounts. The shares to be issued have been valued based on the price per share that the Company is offering its common stock in a private placement at $0.01 per share. As of July 31, 2015 the balance of the loans payable was $83,000. During the period from inception to July 31, 2015, the Company has accrued $1,280 of interest on these agreements. These loans were paid back in fiscal year 2016

The Company entered into two guaranteed loan agreements with a member of its board of directors and a stockholder (“Lender”) for an aggregate amount of $285,000. On April 24, 2015, the Company repaid the loans, net of a discount of $20,000 in the amount of $265,000. In accordance with ASC 470-50-40-2 the gain on the extinguishment of debt with the related party of $20,000 has been recorded as an equity transaction. Interest accrued on these loans was $2,850 for the year ending July 31, 2015.

During the current fiscal year 2016, the Company entered into two promissory note with a related party (“Lender”) for an aggregate amount of $2,400,000 and $1,000,000 respectively. The $2,400,000 matures on December31st 2018. The terms of the loan consist of 10 principal and interest payments made quarterly in the amount of $300,000 giving the loan a $3,000,000 payback at the date of maturity.  As of year end July 31st, 2016 the Company had a balance of $2,700,000.  The $1,000,000 loan matures on June 9th, 2018 at which point the Company will pay the full principal plus 3% interest which shall accrue until the loan becomes payable.

On January 20, 2016, The Company entered into a financing agreement with a third party whereby the Company acquired equipment in exchange for a note payable, with a maturity date of November 1, 2017. The balance of this note was $42,062 as of July 31, 2016.

NOTE 8 – NOTES RECEIVABLE

During fiscal year ended July 31st, 2015 the company entered into a loan agreement with MEK Investments Inc. for an aggregate amount of $235,000.  The Company will is set to recover the loan amount plus %3 interest through a payback of the loan by or on its maturity date of June 30th, 2018.

The Company also entered into an agreement with Zena Capital LLC for the aggregate amount of $1,000,000. ZENA shall repay the loan at a rate of $185,000 per month for 5 months with a final payment of $75,000 in month 6 plus accumulated interest. Zena is currently in default on this agreement.

NOTE 9 - INCOME TAXES

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

The reconciliation of income tax benefit at the U.S. statutory rate of 35% for the fiscal year ended July 31, 2015, to the Company’s effective tax rate is as follows:

Income tax expense (benefit) provision at statutory rate	$(181,000)	$(2,600)
Change in valuation allowance	181,000	2,600
Income tax (benefit) provision	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2014 are as follows:

Net operating loss	$183,600
Valuation allowance	(183,600)
Net deferred tax asset	$-

The Company had approximately $459,957 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expires in fiscal 2035.

The reconciliation of income tax benefit at the U.S. statutory rate of 35% for the fiscal year ended July 31, 2016, to the Company’s effective tax rate is as follows:

Income tax expense (benefit) provision at statutory rate	$(2,188,099)
Change in valuation allowance	2,188,099
Income tax (benefit) provision	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of July 31, 2016 are as follows:

Net operating loss	$2,188,099
Valuation allowance	(2,188,009)
Net deferred tax asset	$-

The Company has approximately $2,188,099 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expires in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 10 – STOCKHOLDERS’ EQUITY

Authorized stock

The Company, prior to the merger with Tanaris Power Holdings, authorized and issued 50,000,000 common shares with a par value of $0.00001 per share.

On January 4th, 2015 the Company amended its Articles of Association to provide for an additional class of shares “A” class shares and “B” class shares

Class “A” shares carry redemption rights at the sole discretion of the Board of Directors with no fixed redemption date and no voting rights. “A” shares are redeemable at the face value prior to any declared dividends becoming payable to holders of Ordinary “B” Stock of the company.

During the year ended July 31, 2015, the Company issued 2,092,996 Class A shares and 2,092,996 Class B shares for proceeds of $3,028,989. Of the proceeds $4,000 had not been received by July 31, 2015 and were classified as a stock subscription receivable. The proceeds were received on August 3, 2015.

During the year ended July 31, 2016, the Company issued an additional 759,619 Class A shares and 992,481 Class B shares for proceeds of $3,140,094.

After the merger, as outlined in Note 2, The Company now has 60,503,341 common shares outstanding with a par value of $0.001 per share. The Class A share of HFOI have been converted to common stock (as explained in Note 11) and as a result the company currently has only one class of stock (common).

Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

NOTE 11 – RELATED PARTY TRANSACTIONS

See Note 8 regarding a loan received from a related party.

NOTE 12 – COMMITMENTS AND LEASES

The Company is committed under three operating leases for its office and facilities. Each lease is for a two-year period commencing January 1, 2015 at a rate of $1,800 per month, March 1, 2015 at a rate of $1,900 per month and July 1st at $1,600 respectively. The lease commencing January 1st 2015 will end on December 31st 2016 and will not be renewed. The company also rents two roof top locations for its wireless network equipment for $1,975 and $1,637 respectively monthly recurring. Each of these leases are 5-year agreements with additional options up to 15 additional years. The Company is also committed to long term technical agreements governed under service orders with several different major telecommunications operators for access to dark fiber in conjunction with rack space and power at data centers for a total of $77,800 a month recurring.

Future Minimum Lease Payments

Year End 2016 -    $21,349.22

Year End 2017 -    $25,349.76

Year End 2018 -    $20,849.76

Year End 2019 -    $12,162.36

NOTE 13 – CHANGES IN STOCK CLASSES

Hammer Fiber Optic Investments Ltd (HFOI), the accounting acquirer in the merger between HFOI and Tanaris Power Holdings had prior to the merger amended its Articles of Association to provide for an additional class of shares to incentivize early stage investors in participating in the initial capitalization of the company. An “A” class share held by prospective investors by way of a Private Placement Memorandum (“PPM”) in reliance on the Securities Act of 1933 Regulation D which was filed with the SEC as a Notice of Exempt Offering of Securities, was implemented. Class “A” shares carried redemption rights at the sole discretion of the Board of Directors with no fixed redemption date and no voting rights. Prior to the merger HFOI enacted an Irrevocable Stock Power with its “A” class shareholders and converted the Class “A” to the corresponding number of shares of common stock in the newly merged entity Hammer Fiber Optics Holding Corp (HMMR). The converted shares certificates are held in trust by the Company under the original terms and conditions of the agreement between the company and the applicable shareholders.

NOTE 14 – SUBSEQUENT EVENTS

As of October 10th 2016 the Company entered into a short term loan agreement with a previous investor for $100,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2016, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2016, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Executive Officers and Directors of the Company

Name and Address of Beneficial Owner Directors and Officers:	Age	Class	Shares Held or Controlled	Percentage of Class[1]
Michael Cothill[2] Treasurer & Director 311 Broadway Point Pleasant Beach, NJ 08742	59	Common	13,641,670	22.6%
Don MacNeil[3] Director 19594 Saratoga Springs Place Ashburn, VA 20147	51	Common	500,000	0.9%
Michael Sevell[4] Director 19 Hageman Road Flemington, NJ 08822	61	Common	6,987,074	11.6%
Mark Stogdill[5] CEO & Director 393 Lake Shore Drive Brick, NJ 08723	35	Common	15,000,000	24.8%
Dennis W. Doll[6] Director 393 Lake Shore Drive Brick, NJ 08723	57	N/A	20,000	>1%
James Pomposello[7] Secretary 393 Lake Shore Drive Brick, NJ 08723	60	N/A	5,000	>1%
All executive officers and directors as a group (4 people)		Common	36,153,744	59.7%

1. The number and percentage of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The entities or persons named in the table have sole voting and investment power with respect to all shares of common stock shown that are beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2 The beneficial ownership of our Director and CEO, Michael Cothill, is through Hammer Wireless Corporation of which he is the sole Officer and Director, and Ambleside Trust of which he is the sole Trustee. On August 1, 2016, Michael P. Cothill resigned as CEO and Secretary. There were no disagreements between the Company and Mr. Cothill concerning his resignation as CEO and Secretary, and Mr. Cothill maintains his other positions with the Company as Treasurer and Director.

3. On August 1, 2016, Don McNeil was appointed as a Member of the Company’s Board of Directors. The beneficial ownership by our Director, Don MacNeil, is through Centerline LLC of which he is the Managing Member.

4. On August 1, 2016, Michael Sevell was appointed as a Member of the Company’s Board of Directors. The beneficial ownership by our Director, Michael Sevell, is held personally and through Second Punch LLC and Forefront Investments LLC of which he is the Managing Member of both.

5 On August 1, 2016, Mark Stogdill was appointed as the Company’s Chief Executive Officer and as a Member of the Company’s Board of Directors. The beneficial ownership by our Director, Mark Stogdill, is through Arradis Enterprises LLC of which he is the Managing Member.

6. On August 1, 2016, Dennis W. Doll was appointed as a Member of the Company’s Board of Directors.

7. On August 1, 2016, James Pomposello was appointed as the Company’s Corporate Secretary.

Term of Office

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

Significant Employees

None.

Family Relationships

There are no family relationships among the Company’s officers, directors or persons nominated for such positions.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has not adopted any formal Code of Ethics.

Committees of the Board of Directors

The Company does not presently have a separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. The functions of those committees are undertaken by our Board of Directors

Audit Committee

The Company has not established a separately designated standing audit committee. However, the Company intends to establish a new audit committee of the Board of Directors that shall consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee shall at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE[1]
Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)[2]	Total ($)
Michael Cothill[3] President, CEO, CFO, Secretary and Director	2016	240,000	4,350	244,350
	2015	20,000	NIL	20,000
	2014	NIL	NIL	NIL
Don MacNeil[4] 19594 Saratoga Springs Place Ashburn, VA 20147	2016	NIL	500	500
	2015	NIL	NIL	NIL
	2014	NIL	NIL	NIL
Michael Sevell[5] 19 Hageman Road Flemington, NJ 08822	2016	NIL	NIL	NIL
	2015	NIL	NIL	NIL
	2014	NIL	NIL	NIL
Mark Stogdill[6] 393 Lake Shore Drive Brick, NJ 08723	2016	200,000	15,000	215,000
	2015	16,667	NIL	16,667
	2014	NIL	NIL	NIL
Luis Asdruval Gonzalez Rodriguez[7] President, Chief Executive Officer, and Director	2016	NIL	NIL	NIL
	2015	NIL	NIL	NIL
	2014	NIL	NIL	NIL
Miguel Guillen Kunhardt[8] Treasurer, Chief Financial Officer, Secretary and Director.	2016	NIL	NIL	NIL
	2015	NIL	NIL	NIL
	2014	NIL	NIL	NIL

1. We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

2. The “All Other Compensation” column is used to disclose the aggregate amount of all compensation that the company could not properly report in any other column of the Summary Compensation Table. It represents the value of a stock awarded to two of our executives as part of their recruitment to their respective positions. Compensation was based on the par value of the stock at issuance. See footnote 3 and 6 for details.

3. Prior to his appointment as an Officer and Director on March 30, 2016, Michael Cothill was the Chairman and Director of our wholly owned subsidiary, Hammer Fiber Optic Investments Ltd. The “Other Compensation” set forth above is 4,350,000 shares issued at par value of $0.001.

4. Don MacNeil was a Director of our wholly owned subsidiary, Hammer Fiber Optic Investments Ltd. The “Other Compensation” set forth above is 500,000 shares issued at par value of $0.001.

5. Michael Sevell was a Director of our wholly owned subsidiary, Hammer Fiber Optic Investments Ltd. He has not received compensation of any kind.

6. Mark Stogdill was a Director of our wholly owned subsidiary, Hammer Fiber Optic Investments Ltd. The “Other Compensation” set forth above is 15,000,000 shares issued at par value of $0.001.

7. Mr. Luis Asdruval Gonzalez Rodriguez resigned from all positions with the Company, including but not limited to those of President, Chief Executive Officer, and Director.

8. Mr. Miguel Guillen Kunhardt resigned from all positions with the Company, including but not limited to those of Treasurer, Chief Financial Officer, Secretary and Director.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Management Agreements

We have executive consulting agreements with our CEO Michael Cothill and our Director Mark Stogdill.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the board of directors or a committee performing similar functions. The board of directors as a whole participates in the consideration of executive officer and director compensation.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of July 31, 2016 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

Name and Address of Beneficial Owner	Title of Class	Shares Held	Percent of Class[1]
Arradis Enterprises LLC[2] 393 Lake Shore Drive Brick, NJ 08723	Common	15,000,000	24.8%
Hammer Wireless Corporation[3] 1017 Riverscape Street Bradenton, FL 34208	Common	9,291,670	15.4%
Pointwest Group LLC[4] 3722 River Road, Point Point Pleasant, NJ 08742	Common	7,456,250	12.3%
Ambleside Trust[5] 1017 Riverscape Street Bradenton, FL 34208	Common	4,350,000	7.2%
Second Punch LLC[6] 19 Hageman Road Flemington, NJ 08822	Common	3,208,750	5.3%
Web Jam Tech LLC[7] 5 Duane Road Clifton, NJ 07013	Common	3,000,000	5.0%
Forefront Investors LLC[8] 19 Hageman Road Flemington, NJ 08822	Common	2,192,500	3.6%
Michael Sevell[8] 19 Hageman Road Flemington, NJ 08822	Common	1,585,824	2.6%
Centerline LLC[9] 19594 Saratoga Springs Place Ashburn, VA 20147	Common	500,000	0.9%

1 The number and percentage of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The entities or persons named in the table have sole voting and investment power with respect to all shares of common stock shown that are beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2 Our CEO and Director, Mark Stogdill, is the Managing Member of Arradis Enterprises LLC.

3 Our Treasurer and Director, Michael Cothill, is the sole Officer and Director of Hammer Wireless Corporation.

4 Helen Stogdill is the Managing Member of Pointwest Group LLC. She can be reached at the listed address.

5 Our Treasurer and Director, Michael Cothill, is the sole trustee of Ambleside Trust.

6 Our Director, Michael Sevell, is the Managing Member of Second Punch LLC.

7 John Murray is the Managing Member of Web Jam Tech LLC. He can be reached at the listed address.

8 Our Director, Michael Sevell, is the Managing Member of Forefront Investments LLC.

9 Our Director, Don MacNeil, is the Managing Member of Centerline LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past two fiscal years, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of the Company’s Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee or any other individual having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Under the definitions outlined it is our opinion that Dennis Doll and Donald MacNeil are independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The company employs Pre-Approval Policies and Procedures Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2016	2015

Audit fees and audit related fees	$25,000	$15,000
Tax fees	-	-
All other fees	-	-

Total	$25,000	$15,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Maintaining Principal Accountant’s Independence

Our Board of Directors has considered whether the provision of the services described herein are compatible with maintaining the principal accountant’s independence and believes that such services do not compromise that independence.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit
Number	Description of Exhibit	Filing
2.02	Agreement and Plan of Merger by and between the Company and its wholly owned subsidiary Hammer Fiber Optics Holdings Corp.	Filed with the SEC on June 14, 2016, as part of our Current Report on Form 8-K.
3.01a	Articles of Incorporation	Filed with the SEC on March 2, 2012, as part of our Registration Statement on Form S-1.
3.01b	Articles of Merger Dated February 20, 2015

Intended to be Filed with the SEC on March 1, 2015, as part of our Current Report on Form 8-K. The Exhibit was not attached, accordingly the Articles of Merger was filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.

3.01c	Articles of Merger Dated April 13, 2016	Filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
3.02	Bylaws	Filed with the SEC on March 2, 2012, as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement by and among the Company, Hammer Fiber Optic Investments Ltd. and the shareholders of Hammer Fiber Optic Investments Ltd.	Filed with the SEC on April 28, 2016, as part of our Current Report on Form 8-K.
10.02	Material Contract for exclusive distribution rights	Filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
31.1	Sec. 302 Certification of Chief Executive Officer	Filed herewith
31.2	Sec. 302 Certification of Principal Financial Officer	Filed herewith
32.1	Sec. 906 Certification of Chief Executive Officer	Filed herewith
32.2	Sec. 906 Certification of Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: November 30th, 2016	/s/ Mark Stogdill
Mark Stogdill
President and Principal Executive Officer

Date: November 30th, 2016	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer
Date: November 30th, 2016	/s/ Michael Sevell
Michael Sevell
Director