Form 10-Q
period 2016-10-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2017-01-17
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      .

Accelerated Filer      .

Non-Accelerated Filer       .

Smaller Reporting Company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  .Yes  X . No      .

As of January 17th, 2017, there were 60,503,341 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAMMER FIBER OPTICS HOLDINGS CORP.

Condensed Consolidated Financial Statements

October 31, 2016

Index

Condensed Consolidated Balance Sheets (unaudited)

4

Condensed Consolidated Statement of Operations (unaudited)

5

Condensed Consolidated Statement of Cash Flows (unaudited)

6

Notes to the Condensed Consolidated Financial Statements (unaudited)

7

Hammer Fiber Optics Holdings Corp.
Condensed Consolidated Balance Sheets

	October 31, 2016	July 31, 2016
	(UNAUDITED)
ASSETS

Current Assets
Cash	$101,223	$563,754
Other current assets	56,654	82,011
Note receivable, short-term	815,000	815,000
Total current assets	972,877	1,460,765

Other Assets
Property and equipment, net	5,040,214	5,122,383
Intangible assets	18,934	18,934
Notes receivable, long-term	235,000	235,000
Total other assets	5,294,148	5,376,317

TOTAL ASSETS	$6,267,025	$6,837,082

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$85,516	$651,215
Deposit - related party	210,000	-
Notes payable	35,051	28,040
Notes payable - related party	1,400,000	933,333
Accrued interest	280,995	201,684
Total current liabilities	2,011,562	1,814,272

Notes payable	-	14,022
Notes payable - related party	1,800,500	2,167,167
TOTAL LIABILITIES	3,812,062	3,995,461

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 250,000,000 shares authorized, 60,503,341 shares issued and outstanding	60,503	60,503
Additional paid-in capital	6,084,703	5,422,284
Accumulated deficit	(3,690,243)	(2,641,166)
Total Stockholders' Equity	2,454,963	2,841,621

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,267,025	$6,837,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For Three Months Ended October 31
	2016	2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	837,728	169,799
Depreciation expense	134,990	-
Total operating expenses	972,718	169,799

LOSS FROM OPERATIONS	(972,718)	(169,799)

OTHER INCOME AND EXPENSE
Interest expense	(79,311)	(3,346)
Interest income	4	-
Other Income	2,948	-
Total other income (expense)	(76,359)	(3,346)

NET LOSS	$(1,049,077)	$(173,145)

Weighted average number of common shares outstanding - basic and diluted	60,503,341	23,512,148

Loss per common share - basic and diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended October 31
(UNAUDITED)

	2016	2015

Cash flows from operating activities:
Net loss	$(1,049,077)	$(173,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	134,990	4,690
Changes in operating assets and liabilities:
Other Current Assets	25,357	-
Accounts Payable	(565,699)	-
Deposit - related party	210,000	-
Accrued interest	79,311	124
Net cash used in operating activities	(1,165,118)	(168,331)

Cash flows from investing activities:
Acquisition of property and equipment	(52,821)	(101,579)
Capitalized expenses	-	(268,353)
Net cash used in investing activities	(52,821)	(369,932)

Cash flows from financing activities:
Proceeds from loans payable – related parties	100,000	-
Repayment of loans payable	(7,011)	(80,500)
Capital contributions	662,419	416,344
Net cash provided by financing activities	755,408	335,844

Net change in cash	(462,531)	(202,419)
Cash at beginning of period	563,754	1,384,527
Cash at end of period	$101,223	$1,182,108

Supplemental disclosures of cash flows information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Hammer Fiber Optics Holdings Corp. (the Company) (formerly Tanaris Power Holdings, Inc.) is an alternative telecommunications carrier that is poised to position itself as the premier provider of high capacity broadband through its wireless access network in the New Jersey [Southern and Central region] and the New Jersey Shore.

The interim financial statements for the fiscal quarter ending October 31, 2016 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2016, as filed with the Securities and Exchange Commission (“the SEC”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation. Hammer Wireless Corporation is a wholly-owned subsidiary of Hammer Fiber Optics Holdings Corp. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiary are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.  The accompanying financial statements and related notes for the period ended October 31, 2016 and for the preceding fiscal year, have been prepared in accordance with accounting principals generally accepted in the United States of America (“US GAAP”).

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

Indefinite lived intangible assets

The Company reviews property, plant and equipment, inventory component prepayments and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment, inventory component prepayments and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. The Company has not recorded any related impairment losses.

The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company has not recorded any related impairment losses.

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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of October 31, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are relevant to the company and are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Basic and Diluted Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding during the period presented. The company has no common stock equivalents. The presentation of fully diluted loss per share is therefore consistent with the calculation of the basic loss per share.

NOTE 3 – NOTES RECEIVABLE

During fiscal period ending July 31, 2016 the Company entered into a loan agreement with Zena Capital LLC for the aggregate amount of $1,000,000. The agreement requires repayment of the loan at a rate of $185,000 per month for 5 months with a final payment of $75,000 in month 6 plus accumulated interest.  To date the only one payment has been received. The Company believes the outstanding balance is fully collectible and therefore, a reserve against this receivable has not been recorded.

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 9, 2016 the Company entered into a short term loan agreement with a family member of a Director.  Under the loan agreement terms the lender advanced $100,000 to the Company.  The loan is for a period of 6 months and shall accumulate interest at an annual rate of 3% which shall accrue until the final loan becomes payable.  On September 15, 2016 the Company received $210,000 from a family member of a Director and has recorded such amount as a deposit in anticipation of executing a loan agreement.

NOTE 5 – STOCKHOLDERS’ EQUITY

In July 2016, certain owners of the Company contributed 9,291,670 restricted shares of it its common stock to the Company’s wholly-owned subsidiary, Hammer Wireless Corporation, for the purpose of effecting acquisitions, joint ventures or other business combinations with third parties. Then, Hammer Wireless sold a portion of these restricted shares to third parties and contributed the proceeds to the Company. Since such contribution was an inter-company transaction, any impact on the financial statements is eliminated in the consolidation of these financial statements.

NOTE 6 – GOING CONCERN

Until such time that revenues can sustain the operations the Company will need additional working capital to fund any future projects. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to increase revenues and its ability to receive capital from third parties.  No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management of the Company has developed a strategy, which it believes will accomplish this objective through directors’ advances, additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

NOTE 7 – SUBSEQUENT EVENTS

In Accordance with ASC 855-10, Company management has evaluated all events that have occurred subsequent to October 31, 2016 and determined that there are no material transactions to be reported.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2016, filed with the SEC on November 30, 2016.

Results of Operations

During the three months ended October 31, 2016 and 2015, the Company had no operating revenue.

During the three months ended October 31, 2016, the Company incurred operating expenses of $972,718 compared with operating expenses of $169,799 during the three months ended October 31, 2015. The increase in operating expenses is due to the increase in the Company’s general business activities, including managing and maintaining its telecommunications infrastructure which effected an increase in general and administrative expenses.

Net loss for the three months ended October 31, 2016 was $1,049,077 or $0.02 per share compared to $173,145 for the three months ended October 31, 2015 or $0.01 per share.

Liquidity and Capital Resources

At October 31, 2016 the Company had $6,267,025 of assets, compared to $6,837,082 at July 31, 2016.  The decrease in assets resulted from significant payments of open invoices in accounts payable.

At October 31, 2016, the Company had liabilities of $3,812,062 comprised of $85,516 in accounts payable, $3,410,500 in amounts due to related parties, $35,051 in other notes payable, and $280,995 in accrued interest.  At July 31, 2016, the Company had $3,995,461 of liabilities comprised of $651,215 in accounts payable, $3,100,500 in amounts due to related parties, $42,062 in other notes payable, and accrued interest of $201,684.  The change in liabilities is due to an increase of amounts due related party as a result of a related party deposit for $210,000 and a loan for $100,000 and a decrease in accounts payable as a result of less equipment being purchased from vendors.

Cash Flow from Operating Activities

During the three months ended October 31, 2016, the Company used $1,165,118 in cash for operating activities, compared to $168,331 of cash used for operating activities during the comparable 2015 period. The primary reason for this increase was the general increase in the level of the Company’s operations.

Cash Flow from Investing Activities

During the three months ended October 31, 2016, the Company’s investing activities consumed $52,821 of cash, compared to $369,932 for the three months ended October 31, 2015.  This change resulted substantially from deferral of investments in equipment.

Cash Flow from Financing Activities

During the three months ended October 31, 2016, the Company received $755,408 in cash from financing activities compared with proceeds of $335,844 received during the three months ended October 31, 2015. This change was a result of an increase in stock issued to investors.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are relevant to the company and are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of October 31, 2016 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1. Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of October 31, 2016, we did not have a separate audit committee, nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended July 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

Please refer to our Current Report on Form 8-K filed on August 19, 2016, which is incorporated by reference herein.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: January 17, 2017	/s/ Mark Stogdill
Mark Stogdill
President and Principal Executive Officer

Date: January 17, 2017	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer