Form 10-K/A
period 2016-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2017-03-17
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this amended filing is to reflect: 1) certain corrections to the financial statements, which are immaterial, 2) more complete disclosures in Management's Discussion and Analysis regarding Results of Operations and Liquidity and 3) additional footnote disclosures regarding stockholders' equity and related party transactions.

Table of Contents to Annual Report on Form 10-K

For the Fiscal Year Ended July 31, 2016

PART I

Item 1.	Business	4

Item 1A.	Risk Factors	12

Item 1B.	Unresolved Staff Comments	16

Item 2.	Properties	16

Item 3.	Legal Proceedings	16

Item 4.	Mine Safety Disclosures	165

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	[17]

Item 6.	Selected Financial Data	17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 8.	Financial Statements and Supplementary Data	19

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20

Item 9A(T).	Controls and Procedures	20

Item 9B.	Other Information	21

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	21

Item 11.	Executive Compensation	24

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	[26]

Item 13.	Certain Relationships and Related Transactions, and Director Independence	27

Item 14.	Principal Accounting Fees and Services	27

PART IV

Item 15.	Exhibits and Financial Statement Schedules	28

SIGNATURES		29

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

On April 13, 2016, our board of directors approved a Plan of Merger (the “Plan of Merger”) under Nevada Revised Statutes (NRS) Section 92A.180 to merge (the “Merger”) with our wholly-owned subsidiary Hammer Fiber Optics Holdings Corp., a Nevada corporation, to effect a name change from Tanaris Power Holdings, Inc. to Hammer Fiber Optics Holdings Corp. The transaction was accounted for as a reverse merger. The Plan of Merger also provides for a 1 for 1,000 exchange ratio for shareholders of both the Company and Hammer Fiber Optics Holdings Corp., which had the effect of a 1 for 1,000 reverse split of our common stock. Articles of Merger were filed with the Secretary of State of Nevada on April 13, 2016 and, on April 14, 2016, this corporate action was submitted to FINRA for its review and approval.

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

DIAGRAM 4: TYPICAL MDU INSTALLATION SERVED BY SINGLE WIRELESS CONNECTION QUALITY OF SERVICE ASSURANCE

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

SINGLE DWELLING UNITS [SDU] INSTALLATION

The Company expects to connect many single-family homes to the high-speed broadband access network during the rollout of the Hammer Wireless network, especially those rebuilt following the devastation by the Sandy Super Storm during 2012, where many homes were left un-served. A single standard satellite dish with the Hammer Wireless technology transceiver connected to standard “Off-The- Shelf” modems and set top boxes is deployed for each household to enjoy all the multimedia services available today. Deployment is extremely quick and non-invasive to the customer.

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

INITIAL DEPLOYMENT IN THE 28GHz SPECTRUM IN NEW JERSEY

According to the 2008–2012 American Community Survey, New Jersey is the fourth-smallest state but the most densely populated of the 50 United States. New Jersey lies entirely within the combined statistical areas of New York City and Philadelphia, and is also the second-wealthiest U.S. State by median household income. We have elected to initially roll out the Hammer Wireless Access Network along the New Jersey Shore area, which is indicated by way of the orange circles. These circles represent the household and businesses in service range of the Hammer wireless transmitters. These areas have been carefully studied and scoped out as the first market that we will serve, due to its perfect Line-Of-Sight [LOS] characteristics and poorly served broadband coverage by incumbent operators. The coverage area falls within the licensed 28GHz LMDS spectrum of Straight Path Communications issued by the FCC, which is sub- licensed to the Company for deployment of the planned broadband wireless network.

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

The Company’s independent auditors have issued a going concern opinion.

The Company’s ability to remain a going concern is highly dependent on its ability to raise sufficient debt and/or equity capital, among other things. No assurance can be given that the company will be successful in these efforts.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this Report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this Report are made as of the date of this Report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward- looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

The Year Ended July 31, 2016 Compared to the Year Ended July 31, 2015

During the year ended July 31, 2016 and July 31, 2015 the Company has not earned any revenues.

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

Liquidity and Capital Resources

The Company has funded its operations and capital investments from debt and equity capital provided by investors since inception. The Company’s ongoing operating costs are presently substantially comprised of labor and benefits, technical support and other third-party consulting fees. In addition, the Company procures capital equipment in the further development and construction of its technology platform. As the Company has no operating revenues, the ability to sustain ongoing operations, as well as to further expand the technology platform necessary to generate revenues, and therefore cash, is highly dependent upon the ability to raise additional debt and/or equity capital. The company has various initiatives in progress to achieve these objectives however no assurance can be given that these efforts will be successful.

There are no contractual commitments for capital expenditures as the Company cannot provide assurance that it will have sufficient liquidity to honor such commitments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

July 31, 2016 and 2015

Page

Reports of Independent Registered Public Accounting Firms

F-1

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Changes in Stockholders’ Equity

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-7

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, Utah
November 30, 2016

APPENDIX 9B

Paritz & Company, P.A

15 Warren Street, Suite 25

Hackensack, New Jersey 07601

(201) 342-7753

Fax:  (201) 342-7598

E-Mail:  PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hammer Fiber Optic Investments, Ltd.

We have audited the accompanying balance sheet of Hammer Fiber Optic Investments, Ltd. as of July 31, 2015 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended July 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hammer Fiber Optic Investments, Ltd. as of July 31, 2015, and the results of its operations and cash flows for the year ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As July 31, 2015, the Company had not generated any revenues since inception and had an accumulated deficit of $459,957 as of July 31, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

July 14, 2016

Hammer Fiber Optics Holdings Corp.
(formerly Tanaris Power Holdings, Inc.)
Consolidated Balance Sheets

	July 31, 2016	July 31, 2015

ASSETS
Current Assets
Cash	$563,754	$1,384,527
Other current assets	82,011	-
Note receivable, short-term	815,000	-
Total current assets	1,460,765	1,384,527

Other Assets
Property and equipment, net	5,122,383	1,227,088
Intangible assets	18,934	-
Security Deposit	-	10,550
Notes receivable, long-term	235,000	-
Total other assets	5,376,317	1,237,638

TOTAL ASSETS	$6,837,082	$2,622,165

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$651,215	$-
Notes payable	28,040	83,000
Notes payable - related party	933,333	-
Accrued interest	201,684	4,130
Total current liabilities	1,814,272	87,130

Notes payable	14,022	-
Notes payable - related party	2,167,167	-
TOTAL LIABILITIES	3,995,461	87,130

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 250,000,000 shares authorized, 60,503,341 and 10,464,980 shares issued and outstanding, respectively	60,503	10,465
Additional paid-in capital	5,422,284	2,988,524
Stock subscriptions	-	(4,000)
Accumulated deficit	(2,641,166)	(459,954)
Total Stockholders' Equity	2,841,621	2,535,035

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,837,082	$2,622,165

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
(formerly Tanaris Power Holdings Inc.)
Consolidated Statement of Operations

	For the Years Ended
	July 31,
	2016	2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	1,704,010	448,314
Depreciation expense	302,458	-
Total operating expenses	2,006,468	448,314

LOSS FROM OPERATIONS	(2,006,468)	(448,314)

OTHER INCOME AND EXPENSE
Interest expense	(201,684)	(5,130)
Interest income	2,841	-
Other Income	17,212	-
Total other income (expense)	(181,631)	(5,130)

NET LOSS	$(2,188,099)	$(453,444)

Weighted average number of common shares outstanding - basic and diluted	59,821,788	88,961

Loss per common share - basic and diluted	$(0.04)	$(5.10)

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
(formerly Tanaris Power Holdings, Inc.)
Consolidated Statement of Stockholders' Equity

			Additional	Stock		Total
	Common Stock (Post-split)		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, July 31, 2014	-	$-	$-	$-	$(6,510)	$(6,510)

Cash received for stock subscription	-	-	-	(4,000)	-	(4,000)
Forgiveness of related party debt	-	-	20,000	-	-	20,000
Share issuance costs	-	-	(50,000)	-	-	(50,000)
Common stock issued for cash	10,464,980	10,465	3,018,524	-	-	3,028,989
Net loss for the period ended July 31, 2015	-	-	-	-	(453,444)	(453,444)

Balance, July 31, 2015	10,464,980	10,465	2,988,524	(4,000)	(459,954)	2,535,035

Cash received for subscription receivable	-	-	-	4,000	-	4,000
Common stock issued for cash	36,902,820	36,903	2,299,420	-	-	2,336,323
Common stock issued for services	2,632,200	2,632	144,843	-	-	147,475
Recapitalization	10,503,341	10,503	(10,503)	-	6,887	6,887
Net loss for the period ended July 31, 2016	-	-	-	-	(2,188,099)	(2,188,099)

Balance, July 31, 2016	60,503,341	$60,503	$5,422,284	$-	$(2,641,166)	$2,841,621

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
(formerly Tanaris Power Holdings, Inc.)
Consolidated Statement of Cash Flows

	For the Years Ended
	July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,188,099)	$(453,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	302,458	5,122
Increase in Other Current Assets	(82,011)	-
Increase in Accounts Payable	350,848	-
Accrued interest	197,554	4,130
Services received for Common Stock Issued	147,475	-
Net cash used in operating activities	(1,271,775)	(444,192)

Cash flows from investing activities:
Acquisition of property and equipment	(3,834,417)	(54,613)
Acquisition of Intangible Assets	(8,384)	(10,550)
Capitalized expenses	-	(1,144,522)
Cash lent in lieu of Note Receivable	(1,050,000)	-
Net cash used in investing activities	(4,892,801)	(1,209,685)

Cash flows from financing activities:
Proceeds from loans payable	3,400,500	320,000
Repayment of loans payable	(397,020)	(267,000)
Proceeds from issuance of shares	2,340,323	3,024,989
Payment of share issuance costs	-	(50,000)
Net cash provided by financing activities	5,343,803	3,027,989

Net change in cash	(820,773)	1,374,112
Cash at beginning of period	1,384,527	10,415
Cash at end of period	$563,754	$1,384,527

Supplemental disclosures of cash flows information:
Interest paid	$-	$1,000
Taxes paid	$-	$-

Non-cash investing and financing activities:
Forgiveness of related party debt classified as additional paid in capital	$-	$20,000
Purchase of property and equipment with accounts payable	$323,843	$-
Purchase of property and equipment with Notes Payable	$56,082	$-
Common Stock issued for recapitalization	$10,503	$-
Common Stock issued for services received	$147,475	$-

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

On May 3, 2016, the Financial Industry Regulatory Authority (“FINRA”) approved our merger with our wholly-owned subsidiary, HMMR Fiber Optics Holdings Corp. (“HFO Holdings”). Accordingly, thereafter the Company’s name was changed and our shares of common stock began trading under our new ticker symbol “HMMR” as of May 27, 2016. The merger was effected on July 19 th 2016 as the terms of the merger execution were met with the filing of the Super 8-K which was filed with the SEC on July 21st.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For furniture and fixtures, the useful life is five years, Leasehold Improvements are depreciated over the two- year lease term. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Capitalized software Costs

The Company accounts for software development costs which consist of costs to develop software programs to be used to meet the Company’s internal needs in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use . Costs incurred during the application development stage for software programs are capitalized. These costs consist primarily of direct costs incurred for professional services provided by third parties and compensation costs of employees which relate to software developed for internal use during the application stage. Costs incurred in the preliminary project stage of development and the post-implementation stage are expensed in the periods when they are incurred. Capitalized software costs are included in property and equipment, net and will be amortized over the estimated useful life of the software. The Company has not yet completed its application stage of the software and will assess the estimated useful life upon completion.

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

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of July 31, 2016 and 2015, there were no common stock equivalents outstanding.

Recent accounting pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception and has sustained an accumulated loss of $2,641,166 for the period from inception to July 31, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to increase revenues and its ability to receive capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

NOTE 5 – PROPERTY AND EQUIPMENT

As of July 31, 2015, property and equipment consisted of:

	Amount	Life
Computer software	$20,427	3 years
Computer hardware	709,802	5 years
Furniture and fixtures	15,478	5 years
Capitalized labor costs	536,503
	1,282,210
Less accumulated depreciation	(5,122)
Depreciation expense on software, hardware,	$1,277,088

As of July 31, 2016, property and equipment consisted of:

	Amount	Life
Computer and Telecom equipment	$3,398,440	5 years
Office equipment, furniture, fixtures	82,460	5-6 years
Computer software	63,508	3 years
Capitalized labor costs	1,880,554
	5,424,962
Less accumulated depreciation	(302,579)
	$5,122,383

Depreciation expense was $297,457 and $5,130 for the years ended July 31, 2016 and 2015, respectively.

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

NOTE 7 – NOTES PAYABLE

During the fiscal year ended July 31, 2015, the Company entered into guaranteed investment agreements with 15 individuals (“investors”). In connection with the agreements the investors loaned the Company an aggregate of $85,000, and will be issued an aggregate of 154,500 shares of the Company’s common stock upon the initial share distribution of the Company. Upon the Company obtaining investment funding of $1,500,000, the Company will repay the invested amounts. The Company has accounted for the shares to be issued as interest expense and has accrued interest on the amounts. The shares to be issued have been valued based on the price per share that the Company is offering its common stock in a private placement at $0.01 per share. As of July 31, 2015 the balance of the loans payable was $83,000. During the period from inception to July 31, 2015, the Company has accrued $1,280 of interest on these agreements. These loans were paid back in fiscal year 2016.

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

During the current fiscal year 2016, the Company entered into two promissory note with a related party (“Lender”) for an aggregate amount of $2,400,000 and $1,000,000 respectively. The $2,400,000 matures on December 31, 2018. The terms of the loan consist of 10 principal and interest payments made quarterly in the amount of $300,000 giving the loan a $3,000,000 payback at the date of maturity. As of July 31, 2016 the Company had a balance of $2,700,000. The $1,000,000 loan matures on June 9th, 2018 at which point the Company will pay the full principal plus 3% interest which shall accrue until the loan becomes payable.

On January 20, 2016, The Company entered into a financing agreement with a third party whereby the Company acquired equipment in exchange for a note payable, with a maturity date of November 1, 2017. The balance of this note was $42,062 as of July 31, 2016.

NOTE 8 – NOTES RECEIVABLE

During fiscal year ended July 31st, 2016 the company entered into a loan agreement with MEK Investments Inc. for an aggregate amount of $235,000. The Company is set to recover the loan amount plus 3% interest through a payback of the loan by or on its maturity date of June 30th, 2018.

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

The reconciliation of income tax benefit at the U.S. statutory rate of 35% for the fiscal year ended July 31, 2015, to the Company’s effective tax rate is as follows:

Income tax expense (benefit) provision at statutory rate	$(181,000)
Change in valuation allowance	181,000
Income tax (benefit) provision	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of July 31, 2015 are as follows:

Net operating loss	$183,600
Valuation allowance	(183,600)
Net deferred tax asset	$-

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Authorized stock

On January 4, 2015, the Company amended its Articles of Incorporation to provide for an additional class of shares, Class “A” shares and Class “B” shares. Class A shares carried redemption rights at the sole discretion of the Board of Directors, with no fixed redemption date and no voting rights. Class A shares were redeemable at their face value prior to any declared dividends becoming payable to holders of Class B shares. During the year ended July 31, 2015, the Company issued 2,092,996 Class A shares and 2,092,996 Class B shares for proceeds of $3,028,989. During the year ended July 31, 2016, the Company further issued 759,619 additional Class A shares and 992,481 additional Class B shares, for proceeds of $3,140,094

On April 25, 2016, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Tanaris Power Holdings, Inc., a publicly traded company, with the intent to effect a merger. Prior to a merger with Tanaris Power Holdings, the Company authorized and issued 50,000,000 Class B shares with a par value of $0.00001 per share. Pursuant to the Share Exchange Agreement, Tanaris was to acquire 20,000,000 Class B shares in exchange for 50,000,000 (post-Merger) restricted shares of Tanaris. As a result of the Share Exchange Agreement, the Company would become a wholly owned subsidiary of Tanaris. The Financial Industry Regulatory Authority (“FINRA”) approved the merger and the Share Exchange Agreement closed on July 19, 2016. The merger was accounted for as a reverse acquisition, with the Company being the surviving entity.

Following the merger, the Company now has 60,503,341 common shares outstanding with a par value of $0.001 per share. The Class A shares have been redeemed and converted to Class B common stock and as a result, the company currently has only one class of common stock. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

NOTE 11 – RELATED PARTY TRANSACTIONS

See Note 7 regarding loans received from related parties. Such transactions include a loan received from a member of the Company’s board of directors and a stockholder, and the treatment of a gain on extinguishment of $20,000 relating to repayment of the debt which was recorded as a capital transaction.

During the year ended July 31, 2015, pursuant to an agreement, the Company paid direct expenses of an entity owned by a family member of the Company’s founder and CEO for the use of the entity’s office space in the amount $35,070 which are included in general and administrative expenses on the accompanying statement of operations.

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

NOTE 14 – SUBSEQUENT EVENTS

As of October 10, 2016 the Company entered into a short term loan agreement with a previous investor for $100,000.

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

2.

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

5.

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

2.

Our CEO and Director, Mark Stogdill, is the Managing Member of Arradis Enterprises LLC.

3.

Our Treasurer and Director, Michael Cothill, is the sole Officer and Director of Hammer Wireless Corporation.

4.

Helen Stogdill is the Managing Member of Pointwest Group LLC. She can be reached at the listed address.

5.

Our Treasurer and Director, Michael Cothill, is the sole trustee of Ambleside Trust.

6.

Our Director, Michael Sevell, is the Managing Member of Second Punch LLC.

7.

John Murray is the Managing Member of Web Jam Tech LLC. He can be reached at the listed address.

8.

Our Director, Michael Sevell, is the Managing Member of Forefront Investments LLC.

9.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: March 15, 2017	/s/ Mark Stogdill
Mark Stogdill
President and Principal Executive Officer

Date: March 15, 2017	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer

Date: March 15, 2017	/s/ Michael Sevell
Michael Sevell
Director

Date: March 15, 2017	/s/ Dennis W. Doll
Dennis W. Doll
Director