Form 10-K/A
period 2016-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2017-03-22
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report of Hammer Fiber Optics, Inc. (the “Company”) on Form 10-K for the period ended July 31, 2016, filed with the Securities and Exchange Commission on March 17, 2017 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

3.01c	Articles of Merger Dated April 13, 2016	Filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
3.02	Bylaws	Filed with the SEC on March 2, 2012, as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement by and among the Company, Hammer Fiber Optic Investments Ltd. and the shareholders of Hammer Fiber Optic Investments Ltd.	Filed with the SEC on April 28, 2016, as part of our Current Report on Form 8-K.
10.02	Material Contract for exclusive distribution rights	Filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
31.1	Sec. 302 Certification of Chief Executive Officer	Filed herewith
31.2	Sec. 302 Certification of Principal Financial Officer	Filed herewith
32.1	Sec. 906 Certification of Chief Executive Officer	Filed herewith
32.2	Sec. 906 Certification of Principal Financial Officer	Filed herewith
101	XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: March 21, 2017	/s/ Mark Stogdill
Mark Stogdill
President and Principal Executive Officer

Date: March 21, 2017	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer

Date: March 21, 2017	/s/ Michael Sevell
Michael Sevell
Director

Date: March 21, 2017	/s/ Dennis W. Doll
Dennis W. Doll
Director

4