Form 10-Q
period 2017-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2017-03-22
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .Yes      . No  X .

As of February 28, 2017, there were 60,503,341 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Hammer Fiber Optics Holdings Corp.
Condensed Consolidated Balance Sheets
	January 31, 2017	July 31, 2016
ASSETS	(Unaudited)

Current Assets
Cash	$228,934	$563,754
Other current assets	33,974	82,011
Note receivable, short-term	750,000	815,000
Total current assets	1,012,908	1,460,765

Other Assets
Property and equipment, net	5,252,476	5,122,383
Intangible assets	18,934	18,934
Notes receivable, long-term	235,000	235,000
Other	3,521	-
Total other assets	5,509,931	5,376,317

TOTAL ASSETS	$6,522,839	$6,837,082

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$101,867	$651,215
Deposit - related party	210,000	-
Current portion of long-term notes payable	20,926	28,040
Current portion of notes payable - related party	1,743,384	933,333
Accrued interest	171,762	7,617
Total current liabilities	2,247,939	1,620,205

Notes payable	-	14,022
Notes payable - related party	1,651,183	2,361,234
TOTAL LIABILITIES	3,899,122	3,995,461

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 250,000,000 shares authorized, 60,503,341 and 60,503,341 shares issued and outstanding, respectively	60,503	60,503
Additional paid-in capital	7,675,934	5,422,284
Accumulated deficit	(5,112,720)	(2,641,166)
Total Stockholders' Equity	2,623,717	2,841,621

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,522,839	$6,837,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016

REVENUE	$38,014	$-	$38,014	$-

COST OF SALES	19,863	-	19,863	-

GROSS PROFIT	18,151	-	18,151	-

OPERATING EXPENSES
General and administrative	1,106,547	264,880	1,944,275	434,679
Depreciation expense	251,087	-	386,077	-
Total operating expenses	1,357,634	264,880	2,330,352	434,679

LOSS FROM OPERATIONS	(1,339,483)	(264,880)	(2,312,201)	(434,679)

OTHER INCOME AND EXPENSE
Interest expense	(86,516)	(24)	(165,827)	(3,370)
Interest income	3,523	-	3,526	-
Other Income	-	-	2,948	-
Total other income (expense)	(82,993)	(24)	(159,353)	(3,370)

NET LOSS	$(1,422,476)	$(264,904)	$(2,471,554)	$(438,049)

Weighted average number of common shares outstanding - basic and diluted	60,503,341	75,000,000	60,503,341	75,000,000

Loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended January 31
(Unaudited)
	2017	2016
Cash flows from operating activities:
Net loss	$(2,471,554)	$(438,049)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	386,076	15,313
Increase in Other Current Assets	44,516	(26,865)
Increase in Accounts Payable	(549,348)	-
Deposit - related party	210,000	-
Accrued interest	164,145	148
Net cash used in operating activities	(2,216,165)	(449,453)

Cash flows from investing activities:
Acquisition of property and equipment	(516,169)	(270,507)
Capitalized expenses	-	(1,264,618)
Proceeds from notes receivable	65,000	-
Net cash used in investing activities	(451,169)	(1,535,125)

Cash flows from financing activities:
Proceeds from loans payable	100,000	500
Repayment of loans payable	(21,136)	(80,500)
Proceeds from notes payable	-	2,400,000
Proceeds from subscription of shares held by subsidiary	2,253,650	1,762,349
Net cash provided by financing activities	2,332,514	4,082,349

Net change in cash	(334,820)	2,097,771
Cash at beginning of period	563,754	1,384,527
Cash at end of period	$228,934	$3,482,298

Supplemental disclosures of cash flows information:
Interest paid	$960	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Hammer Fiber Optics Holdings Corp. (“the Company”) (formerly Tanaris Power Holdings, Inc.) is an alternative telecommunications carrier formed to provide high capacity broadband through a wireless access network.

The interim financial statements for the fiscal quarter ending January 31, 2017 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K/A, for the year ended July 31, 2016, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiary are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.  The accompanying financial statements and related notes for the period ended January 31, 2017 and for the preceding fiscal year, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Cash and cash equivalents

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the useful lives of the assets. For furniture and fixtures, the useful life is five years, leasehold improvements are capitalized and depreciated over their respective lease terms. Repairs and maintenance are expensed as incurred.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized any related impairment losses.

Notes receivable

These assets are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Subsequent to initial recognition, they are recorded at amortized cost less any provision for impairment. Individually significant receivables are considered for impairment when they are past due or when other objective evidence is received that a specific counterparty is more likely than not to default. The Company has not recognized any related impairment losses.

Indefinite-lived intangible assets

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

Capitalized software costs

Costs incurred during the application development stage for software programs are capitalized. These costs consist primarily of direct costs incurred for professional services provided by third parties and compensation costs of employees which relate to software developed for internal use during the application stage. Costs incurred in the preliminary project stage of development and the post-implementation stage are expensed in the periods when they are incurred. Capitalized software costs are included in property and equipment, net and are now being amortized over their estimated useful life of five years.

Revenue recognition

The Company’s revenues consist primarily of subscription agreements for its broadband internet, phone and video services. Services are monthly to subscribers.  Revenue is recognized after service is provided.

Research and development costs

Research and development costs are expensed as incurred.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of January 31, 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are relevant to the company and are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe there are any other new accounting pronouncements that have been issued that may have a material impact on its financial position or results of operations.

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

NOTE 3 – NOTES RECEIVABLE

During fiscal period ending July 31, 2016 the Company entered into a loan agreement with Zena Capital LLC for the aggregate amount of $1,000,000. The agreement requires repayment of the loan at a rate of $185,000 per month for 5 months with a final payment of $75,000 in month 6 plus accumulated interest. As of January 31, 2017, two payments have been received. A payment of $185,000 was received in July 2016 and a payment of $65,000 was received in December 2016, leaving an outstanding balance of $750,000 at January 31, 2017. The note however, is in default. The loan is collateralized by Hammer common stock issued in the name of Zena Capital LLC having value greater than the outstanding loan balance. Such stock is being held in escrow for the benefit of Hammer until the loan is fully repaid. The Company believes the outstanding balance is fully collectible and therefore, a reserve against this receivable has not been recorded.

During the fiscal year ended July 31, 2016, the Company entered into a loan agreement with MEK Investments Inc. for an aggregate amount of $235,000. The loan matures June 30, 2018 at which time the principal is due in its entirety, in addition to simple interest accrued at 3%.

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 9, 2016 the Company entered into a short term loan agreement with a family member of a member of the Company’s Board of Directors. Under the agreement, the lender advanced $100,000 to the Company for the purpose of providing working capital. The loan is for a period of 6 months and shall accumulate interest at an annual rate of 3%.  On September 15, 2016, the Company received $210,000 from a family member of a member of the Board of Directors, also for the purpose of working capital, and has recorded such amount as a deposit in anticipation of executing a loan agreement.

During the fiscal year ended July 31, 2016, the Company entered into two promissory notes with a related party (“Lender”) for an aggregate amount of $2,400,000 and $1,000,000, respectively. The $2,400,000 note matures on December 31, 2018. The terms consist of ten principal and interest payments due quarterly in the amount of $300,000 for total payments of $3,000,000. The Company is currently in default on this loan.

The $1,000,000 note matures June 9, 2018 at which time the principal is due in its entirety, in addition to simple interest accrued at 3%.

NOTE 5 – STOCKHOLDERS’ EQUITY

In July 2016, certain shareholders of the Company contributed 9,291,670 restricted shares of their common stock to the Company’s wholly-owned subsidiary, Hammer Wireless Corporation, for the purpose of effecting acquisitions, joint ventures or other business combinations with third parties. Then, Hammer Wireless sold a portion of these restricted shares to third parties and contributed the proceeds to the Company. Since such contribution was an inter-company transaction, any impact on the financial statements is eliminated in the consolidation of these financial statements.

NOTE 6 – GOING CONCERN

Until such time that revenues can sustain the operations, the Company will need additional working capital to fund any future projects and ongoing operations. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon, among other things, its ability to increase revenues and its ability to receive capital from third parties. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 – SUBSEQUENT EVENTS

In Accordance with ASC 855-10, Company management has evaluated all events that have occurred subsequent to January 31, 2017 and has determined there are no material transactions to be reported.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended July 31, 2016, filed with the SEC at www.sec.gov.

Results of Operations – Three Months Ended January 31, 2017

During the three months ended January 31, 2017, the Company began providing voice and data services to customers on Absecon Island in New Jersey.  Operating revenues of $38,014 have therefore been recorded for the three months ended January 31, 2017.

During the three months ended January 31, 2017, the Company incurred general and administrative expenses and other operating expenses of $1,357,634 compared to $264,880 for the three months ended January 31, 2016. The increase in expenses is due to the increase in the Company’s general business activities as the company has begun to add customers and therefore, recognize additional costs associated with such increased activity. The increase in operating costs consisted primarily of $272,371 for leased equipment, $171,463 for labor and related employee costs, $163,452 for third party consulting fees, $161,388 for technical support, $34,174 for increased vehicle costs, $20,152 for increased advertising and promotional costs and $20,652 for professional fees.

The Company recorded depreciation expense of $251,087 as a result of capital assets placed into service.

Interest expense increased $86,492 for costs associated with financing of equipment purchases and related party debt.

Net loss for the three months ended January 31, 2017 was $1,422,476 or $.02 per share compared to $264,904 or $.00 per share for the three months ended January 31, 2016.

Results of Operations – Six Months Ended January 31, 2017

Revenues for the six months ended January 31, 2017 are equal to the revenues of $38,014 for the three month period due to the Company providing initial services to customers during the three months ended January 31, 2017.

During the six months ended January 31, 2017, the Company incurred general and administrative expenses and other operating expenses of $2,330,352 compared to $434,679 for the six months ended January 31, 2016. The increase in expenses is due to the increase in the Company’s general business activities as the company has begun to add customers and therefore, recognize additional costs associated with such increased activity. The increase in operating costs consisted primarily of $447,834 for leased equipment, $385,749 for labor and related employee costs, $373,934 for third party consulting fees, $275,069 for technical support, $41,274 for increased vehicle costs, $40,112 for increased advertising and promotional costs and $32,464 for professional fees. The remaining variance was comprised primarily of various miscellaneous net cost reductions of approximately $86,000.

The Company recorded depreciation expense of $386,077 as a result of capital assets placed into service.

Interest expense increased $162,457 for costs associated with financing of equipment purchases and related party debt.

Net loss for the six months ended January 31, 2017 was $2,471,554 or $0.04 per share compared to $438,049 or $0.00 per share for the three months ended January 31, 2016.

Liquidity and Capital Resources

As indicated in Note 6 to the financial statements, the Company is at risk of remaining a going concern. Its ability to remain a going concern is dependent upon the ability to raise debt and/or equity capital from third-party sources for both working capital and business development needs until such time as the Company may be substantially sustained as a going concern through cash flow from operations.

Cash Flow from Operating Activities

During the six months ended January 31, 2017, the Company used $2,216,165 in cash for operating activities, compared to $449,453 in cash used for operating activities during the comparable 2016 period. The primary reason for this increase was the increase in general and administrative expenses required to prepare the company for initial operations on Absecon Island in New Jersey.

Cash Flow from Investing Activities

During the six months ended January 31, 2017, the Company’s investing activities consumed $451,169 of cash, compared to $1,535,125 for the six months ended January 31, 2016 This decrease resulted primarily from a reduction in expenditures required to construct infrastructure on Absecon Island in New Jersey. Such infrastructure investments were substantially incurred to construct and install assets in the prior six month period to service the customer base for which service was initially provided during the three months ended January 31, 2017.

Cash Flow from Financing Activities

During the six months ended January 31, 2017, the Company received $2,332,514 in cash from financing activities compared with proceeds of $4,082,349 received during the six months ended January 31, 2016. This change was the result of a decrease in the volume of both debt and equity fundraising activity.

Going Concern

We have not attained profitable operations and are dependent upon obtaining additional debt and/or equity capital from third-party sources to sustain operations or to pursue acquisitions and other business development activities. For these reasons, there is substantial doubt of our ability to continue as a going concern.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund business operations. Issuances of additional shares may result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing in amounts sufficient to fund our operations and other development activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of January 31, 2017 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. In connection with ongoing efforts to improve the quality of internal controls over financial reporting and overall corporate governance, on January 11, 2017 the Board of Directors formed a separate Audit Committee, a function previously performed by the full Board. The committee is comprised of two independent Directors experienced in matters of accounting and financial reporting.

2.

The Company does not have a whistleblower policy in effect due to the relatively small size of the organization. Such a policy will be given future consideration.

3.

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

4.

Although plans are in place, and progress is being made, the system to review and monitor internal control over financial reporting is not yet fully implemented. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

Please refer to our Current Reports on Form 8-K filed since August 19, 2016, which are incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: March 22, 2017	/s/ Mark Stogdill
Mark Stogdill
President and Principal Executive Officer

Date: March 22, 2017	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer