Form 10-Q/A
period 2017-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2017-03-23
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Hammer Fiber Optics, Inc. (the “Company”) on Form 10-Q for the period ended January 31, 2017, filed with the Securities and Exchange Commission on March 22, 2017 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART II - OTHER INFORMATION

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: March 23, 2017	/s/ Mark Stogdill
Mark Stogdill
President and Principal Executive Officer

Date: March 23, 2017	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer

3