Form 10-Q
period 2017-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2017-06-14
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

(844) 413-2600

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .. No      .

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .
		Emerging Growth Company	X .

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of May 31, 2017, there were 60,503,341 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Hammer Fiber Optics Holdings Corp.
Condensed Consolidated Balance Sheets

	April 30, 2017	July 31, 2016
ASSETS	(Unaudited)

Current Assets
Cash	$74,838	$563,754
Note receivable, short-term	750,000	815,000
Other current assets	69,827	82,011
Total current assets	894,665	1,460,765

Other Assets
Property and equipment, net	5,188,333	5,122,383
Intangible assets	18,934	18,934
Notes receivable, long-term	235,000	235,000
Total other assets	5,442,267	5,376,317

TOTAL ASSETS	$6,336,932	$6,837,082

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$177,176	$651,215
Current portion of long-term notes payable	13,915	28,040
Current portion of notes payable - related party	1,723,242	933,333
Accrued interest	109,782	7,617
Total current liabilities	2,024,115	1,620,205

LONG-TERM LIABILITIES
Notes payable	-	14,022
Deposit – related party	210,000	-
Notes payable - related party	1,671,325	2,361,234
Total long-term liabilities	1,881,325	2,375,256

TOTAL LIABILITIES	3,905,440	3,995,461

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 250,000,000 shares authorized, 60,503,341 and 60,503,341 shares issued and outstanding, respectively	60,503	60,503
Additional paid-in capital	8,751,528	5,422,284
Accumulated deficit	(6,380,539)	(2,641,166)
Total Stockholders' Equity	2,431,492	2,841,621

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,336,932	$6,837,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016

REVENUE	$20,315	$-	$58,329	$-

OPERATING EXPENSES
Cost of sales	729	-	20,592	-
General and administrative	995,365	357,200	2,939,640	795,249
Depreciation and amortization expense	244,562	-	630,639	-
Total operating expenses	1,240,656	357,200	3,590,871	795,249

LOSS FROM OPERATIONS	(1,220,341)	(357,200)	(3,532,542)	(795,249)

OTHER INCOME AND EXPENSE
Interest expense	(68,108)	-	(233,935)	-
Interest income	21,728	-	25,254	-
Other Income	(1,098)	-	1,850	-
Total other income (expense)	(47,479)	-	(206,831)	-

NET LOSS	$(1,267,820)	$(357,200)	$(3,739,373)	$(795,249)

Weighted average number of common shares outstanding - basic and diluted	60,503,341	50,075,000	60,503,341	50,075,000

Loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended April 30
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(3,739,373)	$(795,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	630,639	42,186
Change in operating assets and liabilities:
Increase (Decrease) in other current assets	12,184	(138,800)
(Decrease) Increase in accounts payable	(632,020)	3,552
Increase in accrued interest	102,165	148
Other	-	3,410
Net cash used in operating activities	(3,626,405)	(884,753)

Cash flows from investing activities:
Acquisition of property and equipment	(538,607)	(671,458)
Capitalized expenses	-	(1,264,618)
Proceeds from repayment of notes receivable	65,000	-
Net cash used in investing activities	(473,607)	(2,640,573)

Cash flows from financing activities:
Proceeds from loans payable	-	30,605
Repayment of third party loans	(28,147)	(80,500)
Proceeds from related party notes payable	310,000	2,400,000
Proceeds from subscription of shares held by subsidiary	3,329,243	1,874,830
Net cash provided by financing activities	3,611,096	4,224,935

Net change in cash	(488,916)	699,609
Cash at beginning of period	563,754	1,384,527
Cash at end of period	$74,838	$2,084,136

Supplemental disclosures of cash flows information:
Interest paid	$130,791	$-
Taxes paid	$7,362	-
Non-cash investing activities: Purchase of property and equipment with accounts payable	$157,982	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Hammer Fiber Optics Holdings Corp. (“the Company”) (formerly Tanaris Power Holdings, Inc.) is an alternative telecommunications carrier formed to provide high capacity broadband through a wireless access network.

The interim financial statements for the fiscal quarter ending April 30, 2017 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K/A, for the year ended July 31, 2016, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiary are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements and related notes for the period ended April 30, 2017 and for the preceding fiscal year, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

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

Capitalized software costs

Costs incurred during the application development stage for software programs are capitalized. These costs consist primarily of direct costs incurred for professional services provided by third parties and compensation costs of employees which relate to software developed for internal use during the application stage. Costs incurred in the preliminary project stage of development and the post-implementation stage are expensed in the periods when they are incurred. Capitalized software costs are included in property and equipment, net and are being amortized over their estimated useful life of five years.

Revenue recognition

The Company’s revenues consist primarily of subscription agreements for its broadband internet and voice-over-IP phone services. Residential broadband service delivered to customers over the Company’s hybrid fiber and wireless network in Atlantic County, New Jersey is the primary revenue source. Revenues are supplemented by phone and add-on services. Broadband services delivered via fiber optics to enterprise businesses account for the remaining sources of revenue. Services are billed monthly to subscribers on either a one-year or two-year contract for residential customers and three-year contracts for enterprise business customers. Revenue begins accruing as service is delivered at commencement of the customer’s service contract.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of April 30, 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 3 – NOTES RECEIVABLE

During fiscal period ending July 31, 2016 the Company entered into a loan agreement with Zena Capital LLC for the aggregate amount of $1,000,000. The agreement requires repayment of the loan at a rate of $185,000 per month for 5 months with a final payment of $75,000 in month 6 plus accumulated interest. As of April 30, 2017, two payments have been received. A payment of $185,000 was received in July 2016 and a payment of $65,000 was received in December 2016, leaving an outstanding balance of $750,000 at April 30, 2017. The note is in default. The loan is collateralized by Hammer common stock issued in the name of Zena Capital LLC having value greater than the outstanding loan balance. Such stock is being held in escrow for the benefit of Hammer until the loan is fully repaid. Based upon the market value of the Hammer stock held in escrow, and therefore subject to forfeiture by Zena Capital LLC, the Company believes the outstanding balance is fully collectible. A reserve against this receivable therefore, has not been recorded.

During the fiscal year ended July 31, 2016, the Company entered into a loan agreement with MEK Investments Inc. for an aggregate amount of $235,000. The loan matures June 30, 2018 at which time the principal is due in its entirety, in addition to simple interest accrued at 3%.

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 9, 2016, the Company entered into a short term loan agreement with a family member of a member of the Company’s Board of Directors. Under the agreement, the lender advanced $100,000 to the Company for the purpose of providing working capital. The loan is for a period of 6 months and shall accumulate interest at an annual rate of 3%. The Company is currently in default on this loan. On September 15, 2016, the Company received $210,000 from a family member of a member of the Board of Directors, also for the purpose of working capital, and has recorded such amount as a deposit in anticipation of executing a loan agreement.

During the fiscal year ended July 31, 2016, the Company entered into two promissory notes with a related party (“Lender”) for an aggregate amount of $2,400,000 and $1,000,000, respectively. The $2,400,000 note matures on December 31, 2018. The terms consist of ten principal and interest payments due quarterly in the amount of $300,000 for total payments of $3,000,000. The Company is currently in default on this loan. A payment of $129,831, representing a portion of accrued interest, was made during the three months ended April 30, 2017.

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

During the three months ended April 30, 2017, the Company received cash of $1,075,593 from the sale of 153,651 shares of Hammer Fiber Optics Holdings Corp. previously held by Hammer Wireless Corporation, and sold to third parties.

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

NOTE 7 – SUBSEQUENT EVENTS

In Accordance with ASC 855-10, Company management has evaluated all events that have occurred subsequent to April 30, 2017 and has determined there are no material transactions to be reported.

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

Results of Operations – Three Months Ended April 30, 2017

Revenues for the three months ended April 30, 2017 consisted of sales of voice and data services totaling $20,315 on Absecon Island in New Jersey

During the three months ended April 30, 2017, the Company incurred general and administrative expenses of $996,094 compared to $357,200 for the three months ended April 30, 2016. The increase is due to increased general business activities as the company began adding customers in the second quarter of fiscal year 2017 and overall increased business activity associated with the increased scope of the company’s operations. The increase in operating costs consisted primarily of $197,546 for consulting fees, $148, 386 for labor and related employee costs, $52,702 for technical support, $48,262 for rents and equipment leasing fees, $47,687 for business insurances, $23,584 for various operational supplies, $13,007 for permits and related fees, $10,639 for computer software expenses, $9,552 for promotional and advertising costs, $7,575 for network fees and $7,479 for fleet and related vehicle costs.

The Company recorded depreciation and amortization expense of $244,562 during the three months ended April 30, 2017 as a result of capital assets placed into service. There were no capital assets in service during the comparable period in 2016.

Interest expense was $68,108 for costs associated with financing of equipment purchases and related party debt.

Net loss for the three months ended April 30, 2017 was $1,267,820, or $.02 per share, compared to $357,200 or $.01 per share for the three months ended April 30, 2016.

Results of Operations – Nine Months Ended April 30, 2017

Revenues for the nine months ended April 3, 2017 were $58,329 as a result of initially providing services to customers during this period. There were no active customers, and therefore no operating revenues, for the same period in 2016.

During the nine months ended April 30, 2017, the Company incurred general and administrative expenses of $2,960,232 compared to $795,249 for the nine months ended April 30, 2016. The increase in expenses is due to the increase in the Company’s general business activities as the company begun adding customers and therefore, recognized additional costs associated with such increased activity. The increase in operating costs consisted primarily of $571,480 for consulting fees, $473,659 for labor and related employee costs, $327,771 for technical support, $520,505 for rents and equipment leasing fees, $112,013 for business insurances, $36,773 for various operational supplies, $49,665 for promotional and advertising costs and $48,753 for fleet and related vehicle costs.

The Company recorded depreciation and amortization expense of $630,639 as a result of capital assets placed into service. There were no capital assets in service during the comparable period in 2016.

Interest expense was $233,935 for costs associated with financing of equipment purchases and related party debt.

Net loss for the nine months ended April 30, 2017 was $3,739,373 or $0.06 per share compared to $795,249 or $0.02 per share for nine months ended April 30, 2016.

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

Cash Flow from Operating Activities

During the nine months ended April 30, 2017, the Company used $3,626,405 in cash for operating activities, compared to $884,753 in cash used for operating activities during the comparable 2016 period. The primary reason for this increase was the increase in general and administrative expenses required for the Company to assume initial operations on Absecon Island in New Jersey.

Cash Flow from Investing Activities

During the nine months ended April 30, 2017, the Company’s investing activities consumed $473,607 of cash, compared to $2,640,573 for the nine months ended April 30, 2016. This decrease resulted primarily from a reduction in expenditures required to construct infrastructure on Absecon Island in New Jersey. Such infrastructure investments were substantially incurred to construct and install assets to serve the customer base for which service was initially provided during the six months ended April 30, 2017.

Cash Flow from Financing Activities

During the nine months ended April 30, 2017, the Company received $3,611,096 in cash from financing activities compared with proceeds of $4,224,935 received during the nine months ended April 30, 2016. This change was the result of a decrease in the volume of both debt and equity fundraising activity required to sustain ongoing and growing operations.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: June 14, 2017	/s/ Mark Stogdill
Mark Stogdill
President and Principal Executive Officer

Date: June 14, 2017	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer