Form 10-Q/A
period 2017-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2017-06-21
CIK 1539680

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Hammer Fiber Optics, Inc. (the “Company”) on Form 10-Q for the period ended April 30, 2017, filed with the Securities and Exchange Commission on June 14, 2017 (the “Form 10-Q”), is to correct the Capitalized Expenses in the 2016 column of the Statements of Cash Flows and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Hammer Fiber Optics Holdings Corp.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended April 30
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(3,739,373)	$(795,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	630,639	42,186
Change in operating assets and liabilities:
Increase (Decrease) in other current assets	12,184	(138,800)
(Decrease) Increase in accounts payable	(632,020)	3,552
Increase in accrued interest	102,165	148
Other	-	3,410
Net cash used in operating activities	(3,626,405)	(884,753)

Cash flows from investing activities:
Acquisition of property and equipment	(538,607)	(671,458)
Capitalized expenses	-	(1,969,115)
Proceeds from repayment of notes receivable	65,000	-
Net cash used in investing activities	(473,607)	(2,640,573)

Cash flows from financing activities:
Proceeds from loans payable	-	30,605
Repayment of third party loans	(28,147)	(80,500)
Proceeds from related party notes payable	310,000	2,400,000
Proceeds from subscription of shares held by subsidiary	3,329,243	1,874,830
Net cash provided by financing activities	3,611,096	4,224,935

Net change in cash	(488,916)	699,609
Cash at beginning of period	563,754	1,384,527
Cash at end of period	$74,838	$2,084,136

Supplemental disclosures of cash flows information:
Interest paid	$130,791	$-
Taxes paid	$7,362	-
Non-cash investing activities: Purchase of property and equipment with accounts payable	$157,982	$-

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: June 20, 2017	/s/ Mark Stogdill
Mark Stogdill
President and Principal Executive Officer

Date: June 20, 2017	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer