Form 10-K
period 2017-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2017-11-08
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [   ]Accelerated Filer [   ]

Non-Accelerated Filer [   ]Smaller Reporting Company [X]

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of January 31, 2017 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $150,597,920 (based upon the $10.25 closing price for shares of the registrant’s common stock as reported by the OTCBB on January 31, 2017, the last trading date of the registrant’s most recently completed second fiscal quarter).

As of November 7, 2017, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and outstanding.

Table of Contents to Annual Report on Form 10-K

For the Fiscal Year Ended July 31, 2016

PART I

Note regarding forward-looking statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•general economic and business conditions, both nationally and in our markets,

•our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

•our ability to implement our growth strategy,

•anticipated trends in our business,

•advances in technologies, and

•other risk factors set forth herein.

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

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of:

(A)the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B)the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C)the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D)the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

Current Operations

Hammer Fiber Optics Holdings Corp. is an alternative telecommunications carrier providing diversified fiber optic networking solutions, as well as high capacity broadband wireless access networks, presently in the New Jersey [Southern and Central region] and the Metro Philadelphia area. Our goal is to provide network access to under-served markets along the transatlantic landing corridors, and ultimately other U.S. and potentially international locations, that contains the flexibility to deliver cutting edge solutions to data centers, carriers and other various communication providers, aggregators, enterprise and under-served residential broadband customers.

In 2017, the Company introduced triple play services, consisting of telephone, internet and video, to the Company’s Atlantic City, Ventnor, Margate and Longport markets in New Jersey.

The Company’s Competitive Solution

The Company provides its services over a combination of leased dark fiber and its last mile wireless technology that is deployed using the latest DOCSIS 3.0 standard, which is fundamentally what cable technology is based on.  This strategy allows for the use of tried and tested methodology utilizing cable modems that are produced in bulk and are inexpensive off-the-shelf items.  We operate our wireless broadcast solution in the 28 and 31 Ghz frequencies, providing as much as 2.5 Gbps of capacity per sector in the cell range [up to 10Gbps per tower].  We have and will continue to purchase dark fiber [wherever possible] on the terrestrial fiber backhaul networks as well as in the metro fiber rings.  Fiber spurs will then be deployed from fiber breakout splitters to leased towers where the wireless broadband transmitters are located.  A single transceiver to the customer provides all the bandwidth needed to delivery HDTV in both broadcast and Video-on-Demand mode, ultra-high speed internet service as well as fixed voice services to each residential dwelling unit or corporate office suite.

Quality of Service Assurance

Due to the fact that the cable modems share in the pool of bandwidth per sector on each tower, the constant available bandwidth ensures that the subscriber enjoys the most optimized broadband and TV experience possible.  When the network is at peak capacity which normally occurs around 5pm to 9pm at night, the system will automatically pull more capacity off the fiber backbone to ensure that a good experience is maintained at all times.   Customers that receive service over our wireless system first go through a validation process referred to as Quality of Service Test that ensures that the signal strength and Line-of-Sight requirements of the system are met.  This ensures that each customer the Company installs has already been pre-approved for high quality service.

Employees

We currently have 12 full-time employees and 4 full-time management consultants.

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

Risks Associated with Our Business

Our operations and financial performance could be negatively impacted, if the markets for our products do not develop and expand as we anticipate.

The markets for our products and services are characterized by rapidly changing technologies, evolving industry or regulatory standards and new product introductions. Our success is dependent on the successful introduction of new products and services, or upgrades of current products and services, and our ability to compete with new technologies. The following factors related to our products, services and markets, if they do not continue as in the recent past, could have an adverse impact on our operations:

•our ability to introduce leading products such optical fiber and cable and hardware and equipment, at competitive prices;

•our ability to develop new products in response to government regulations and laws;

•our ability to secure and retain adequate spectrum to facilitate ongoing operations and deployment of our services beyond our present geographic footprint.

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

We use electronic information technology (IT) in our manufacturing processes and operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to disruptions from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. A material breach in the security of our IT systems could include the theft of our intellectual property or trade secrets. Such disruptions or security breaches could result in the theft, unauthorized use or publication of our intellectual property and/or confidential business information, harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business. We have, from time to time, experienced incidents related to our IT systems, and expect that such incidents will continue, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. We have measures and defenses in place against unauthorized access, but we may not be able to prevent, immediately detect, or remediate such events.

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

Our future success will depend on our ability to migrate existing customers to our new products and our ability to attract additional customers. Some of our present customers are relatively new companies. The growth of our customer base could be adversely affected by:

•customer unwillingness to implement our products and services;

•any delays or difficulties that we may incur in completing the development and introduction of our products or product enhancements or service enhancements;

•the overall satisfaction of our customers;

•new product and service introductions by our competitors;

•any failure of our products to perform as expected; or

•any difficulty we may incur in meeting customers’ expectations.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTCBB quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•variations in our operating results;

•changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•changes in operating and stock price performance of other companies in our industry;

•additions or departures of key personnel; and

•future sales of our common stock.

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

Our Articles of Incorporation contain a specific provision that eliminates the liability of our directors and officers for monetary damages to our company and shareholders. Further, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We maintain leased administrative offices in Point Pleasant Beach, NJ and a leased customer center in Ventnor, NJ. We do not have any policies regarding investments in real estate, securities or other forms of property. We do not own any real property.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON EQUITY

Market Price and Dividends

Our common stock is currently quoted on the OTC Bulletin Board, under the symbol “HMMR.” Our common stock has been quoted on the OTC Bulletin Board since approximately August 30, 2016. Prior to that, our shares of common stock were quoted on the OTC Bulletin Board under the symbol “TPHX”. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

Fiscal Year 2017	High	Low
July 31, 2017	29.00	9.95
April 30, 2017	12.05	9.00
January 31, 2017	16.06	9.00
October 30, 2016	18.65	9.00
Fiscal Year 2016
July 31, 2016	12.00	.90
April 30, 2016	8.00	.70
January 31, 2016	10.00	2.50
October 30, 2015	54.50	3.20

Note: High and Low prices reflected are through July 31, 2017.

Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

As of July 31, 2017, there were 60,503,341 shares of common stock outstanding.

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

Results of Operations

The Year Ended July 31, 2017 Compared to the Year Ended July 31, 2016

Net revenues for the year ended July 31, 2017 were $82,617. The Company earned no revenues for the comparable period in 2017 as the company had not yet commenced commercial operations during that period. The Company was able to recognize revenues as a result of completing the initial portion of its network infrastructure necessary to offer services.

During the year ended July 31, 2017, the Company incurred total operating expenses of $5,030,734 compared with $2,006,468 for the comparable period in 2016. The increase in operating costs consisted primarily of $733,462, for consulting fees, $732,693 for labor and related employee costs, $378,756 for technical support, $725,765 for rents and equipment leasing fees, $137,898 for business insurances, $118,662 for promotional and advertising costs and $47,046 for fleet and related vehicle costs. The Company anticipates operating costs are expected to increase as network expansions are planned.

The Company recorded depreciation and amortization expense of $872,103 during the year ended July 31, 2017 compared to $302,458 in the comparable period in 2016. The increase was the result of additional capital assets placed into service to further expand the company’s technology platform.

During the year ended July 31, 2017, interest expense was $351,643 compared to $201,684 in the comparable period in 2016. The increase is attributable to an increase in the amount of related-party debt. During fiscal period ending July 31, 2016 the Company entered into a loan agreement with Zena Capital LLC for the aggregate amount of $1,000,000. The agreement requires repayment of the loan at a rate of $185,000 per month for 5 months with a final payment of $75,000 in month 6 plus accumulated interest.

As of July 31, 2017, two payments have been received. A payment of $185,000 was received in July 2016 and a payment of $65,000 was received in December 2016, leaving an outstanding balance of $750,000 at July 31, 2017. The note continues to be in default. The Company has now determined that the collectability of the note, as well as the services to be rendered by Zena Capital LLC, are no longer assured. Therefore, a loss of asset impairment for the full amount of the outstanding balance of the note, plus accrued interest, has been recorded as of July 31, 2017.

Liquidity and Capital Resources

The Company has funded its operations and capital investments from debt and equity capital provided by investors since inception. The Company’s ongoing operating costs are presently substantially comprised of labor and benefits, technical support, consulting fees and other third-party costs. In addition, the Company procures capital equipment in the further development and construction of its technology platform. Since the Company has limited operating revenues relative to its ongoing fixed and variable costs, the ability to sustain ongoing operations, as well as to further expand the technology platform necessary to generate revenues, and therefore cash, is highly dependent upon the ability to raise additional debt and/or equity capital. The company has various initiatives in progress to achieve these objectives however, no assurance can be given that these efforts will be successful.

There are no contractual commitments for capital expenditures as the Company cannot provide assurance that it will have sufficient liquidity to honor such commitments.

Going Concern

As at July 31, 2017, substantial doubt existed as to the Company’s ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

July 31, 2017 and 2016

Page

Reports of Independent Registered Public Accounting FirmsF-1

Consolidated Balance SheetsF-2

Consolidated Statements of OperationsF-3

Consolidated Statements of Changes in Stockholders’ EquityF-4

Consolidated Statements of Cash FlowsF-5

Notes to Consolidated Financial StatementsF-6

13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hammer Fiber Optics Holdings Corp.

We have audited the accompanying consolidated balance sheets of Hammer Fiber Optics Holdings Corp. as of July 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2017. Hammer Fiber Optics Holdings Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hammer Fiber Optics Holdings Corp. as of July 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues from its business operations, has incurred operating losses since inception and will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, Utah

November 7, 2017

Hammer Fiber Optics Holdings Corp.
Consolidated Balance Sheets
	July 31, 2017	July 31, 2016
ASSETS

Current Assets
Cash	$528,380	$563,754
Accounts Receivable	7,488	-
Note receivable, short-term, net	-	815,000
Other current assets	44,791	82,011
Total current assets	580,659	1,460,765

Other Assets
Property and equipment, net	5,005,016	5,122,383
Intangible assets	18,934	18,934
Note receivable, long-term	235,000	235,000
Total other assets	5,258,950	5,376,317

TOTAL ASSETS	$5,839,609	$6,837,082

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$111,612	$651,215
Current portion of long-term notes payable	6,905	28,040
Current portion of long-term notes payable - related parties	1,210,000	933,333
Accrued interest	107,094	7,617
Total current liabilities	1,435,611	1,620,205

Notes payable	-	14,022
Notes payable - related parties	2,394,567	2,361,234
TOTAL LIABILITIES	3,830,178	3,995,461

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 250,000,000 shares authorized, 60,503,341 shares issued and outstanding	60,503	60,503
Additional paid-in capital	10,625,287	5,422,284
Accumulated deficit	(8,676,359)	(2,641,166)
Total Stockholders' Equity	2,009,431	2,841,621

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,839,609	$6,837,082

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Consolidated Statements of Operations

	For the Years Ended July 31,
	2017	2016

REVENUE, net of discounts	$87,692	$-

OPERATING EXPENSES
Operations and maintenance	23,979	-
General and administrative	4,134,652	1,704,010
Depreciation and amortization	872,103	302,458
Total operating expenses	5,030,734	2,006,468

LOSS FROM OPERATIONS	(4,943,042)	(2,006,468)

OTHER INCOME (EXPENSE)
Interest expense	(351,643)	(201,684)
Interest income	7,642	2,841
Other Income	1,850	17,212
Loss of asset impairment	(750,000)	-
Total other income (expense)	(1,092,151)	(181,631)

NET LOSS	$(6,035,193)	$(2,188,099)

Weighted average number of common shares outstanding - basic and diluted	60,503,341	59,821,788

Loss per common share - basic and diluted	$(0.10)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Consolidated Statement of Stockholders' Equity

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, July 31, 2015	10,464,980	10,465	2,988,524	(4,000)	(459,954)	2,535,035

Cash received for subscription receivable	-	-	-	4,000	-	4,000
Common stock issued for cash	36,902,820	36,903	2,299,420	-	-	2,336,323
Common stock issued for services	2,632,200	2,632	144,843	-	-	147,475
Recapitalization	10,503,341	10,503	(10,503)	-	-	-
Net loss for the period ended July 31, 2016	-	-	-	-	(2,181,212)	(2,181,212)

Balance, July 31, 2016	60,503,341	60,503	5,422,284	-	(2,641,166)	2,841,621

Capital contribution	-	-	5,203,003	-	-	5,203,003
Net loss for the period ended July 31, 2017	-	-	-	-	(6,035,193)	(6,035,193)

Balance, July 31, 2017	60,503,341	$60,503	$10,625,287	$-	$(8,676,359)	$2,009,431

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Consolidated Statements of Cash Flows
For the Year Ended July 31

	2017	2016
Cash flows from operating activities:
Net loss	$(6,035,193)	$(2,188,099)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	872,103	302,458
Loss of asset impairment	750,000	-
Changes in operating assets and liabilities:
Decrease (Increase) in other current assets	37,220	(82,011)
(Increase) in Accounts Receivable	(7,488)	-
Decrease (Increase) in Accounts Payable	(560,078)	350,848
Increase in accrued interest	99,477	197,554
Services received for common stock issued	-	147,475
Net cash used in operating activities	(4,843,959)	(1,271,775)

Cash flows from investing activities:
Acquisition of property and equipment	(734,261)	(3,834,417)
Acquisition of intangible assets	-	(8,384)
Cash repaid (loaned) on note receivable	65,000	(1,050,000)
Net cash used in investing activities	(669,261)	(4,892,801)

Cash flows from financing activities:
Proceeds from loans payable	310,000	3,400,500
Repayment of loans payable	(35,157)	(397,020)
Capital contributions	5,203,003	2,336,323
Proceeds from issuance of shares	-	(4,000)
Net cash provided by financing activities	5,477,846	5,343,803

Net change in cash	(35,374)	(820,773)
Cash at beginning of period	563,754	1,384,527
Cash at end of period	$528,380	$563,754

Supplemental disclosures of cash flows information:
Interest paid	$250,831	$194,067
Taxes paid	$7,362	$-

Non-cash investing and financing activities:
Purchase of property and equipment with accounts payable	$20,475	$323,843
Purchase of property and equipment with Notes Payable	$-	$56,082
Common stock issued for recapitalization	$-	$10,503
Common stock issued for services received	$-	$147,475

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31 2017 and 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Hammer Fiber Optics Holdings Corp. (“the Company”) is an alternative telecommunications carrier formed to provide high capacity broadband through a wireless access network. Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiary are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

NOTE 2 – CORPORATE HISTORY AND BACKGROUND ON MERGER

The Company was originally incorporated in the State of Nevada on September 23, 2010, under the name Recursos Montana S.A. The Company’s principal activity was as an exploration stage company engaged in the acquisition and exploration of mineral properties then owned by the Company.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Notes Receivable

These assets are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Subsequent to initial recognition, they are recorded at amortized cost less any provision for impairment. Individually significant receivables are considered for impairment when they are past due or when other objective evidence is received that a specific counterparty is more likely than not to default. The Company has recognized an impairment loss of asset in the amount of $750,000 as of July 31, 2017.

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

Revenue recognition

The Company recognizes revenues and the related costs when a sales or service arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured.  Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue or customer deposits.  The company accrues for sales returns, bad debts, and other allowances based on its historical experience.

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

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of July 31, 2017 and 2016, there were no common stock equivalents outstanding.

Recent accounting pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon, among other things, its ability to increase revenues, adequately control operating expenses and receive debt and/or equity capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to continue to address this condition by seeking to raise additional capital through the issuance of debt and/or the sale of equity until such time that ongoing revenues can sustain the business, at which time capitalization may be considered through other means.

NOTE 5 – NOTES RECEIVABLE

During fiscal period ending July 31, 2016 the Company entered into a loan agreement with Zena Capital LLC for the aggregate amount of $1,000,000. The agreement requires repayment of the loan at a rate of $185,000 per month for 5 months with a final payment of $75,000 in month 6 plus accumulated interest. As of July 31, 2017, two payments have been received. A payment of $185,000 was received in July 2016 and a payment of $65,000 was received in December 2016, leaving an outstanding balance of $750,000 at July 31, 2017. The note continues to be in default. The Company has now determined that the collectability of the note, as well as the services to be rendered, by Zena Capital LLC, are no longer assured. Therefore, a loss of asset impairment for the full amount of the outstanding balance of the note, plus accrued interest, has been recorded as of July 31, 2017.

During the fiscal year ended July 31, 2016, the Company entered into a loan agreement with MEK Investments Inc. for an aggregate amount of $235,000. The loan matures June 30, 2018 at which time the principal is due in its entirety, in addition to simple interest accrued at 3%.

NOTE 6 – PROPERTY AND EQUIPMENT

As of July 31, 2016, property and equipment consisted of:
	Amount	Life

Computer and Telecom equipment	$3,398,440	5 years
Office equipment, furniture, fixtures	82,460	5-6 years
Computer software	63,508	3 years
Capitalized labor costs	1,880,554
	5,424,962
Less accumulated depreciation	(302,579)
Total	$5,122,383

As of July 31, 2017, property and equipment consisted of:
	Amount	Life

Computer and Telecom equipment	$4,014,389	5 years
Building & Structures	110,516	10 years
Office equipment, furniture, fixtures	94,287	5-6 years
Computer software	79,952	3 years
Capitalized labor costs	1,880,554	5 years
	6,179,698
Less accumulated depreciation and amortization	(1,174,682)
Total	$5,005,016

Depreciation expense was $872,103 and $302,458 for the years ended July 31, 2017 and 2016, respectively.

NOTE 7 – INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $18,934 of recognized indefinite lived intangible assets, which consist of the ownership of Internet Protocol version 4 (IPv4) address blocks. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset’s fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

NOTE 8 – RELATED PARTY TRANSACTIONS

On October 9, 2016, the Company entered into a short term loan agreement with a family member of a member of the Company’s Board of Directors. Under the agreement, the lender advanced $100,000 to the Company for the purpose of providing working capital. The loan is for a period of 6 months and shall accumulate interest at an annual rate of 3%. The Company is currently in default on this loan. On September 15, 2016, the Company received $210,000 from a family member of a member of the Board of Directors, also for the purpose of working capital, and has recorded such amount as a deposit in anticipation of executing a loan agreement. As of July 31, 2017, the full $310,000 is due and outstanding.

During the fiscal year ended July 31, 2016, the Company entered into two promissory notes with a related party (“Lender”) for an aggregate amount of $2,400,000 and $1,000,000, respectively. The $2,400,000 note matures on December 31, 2018. The terms consist of ten principal and interest payments due quarterly in the amount of $300,000 for total payments of $3,000,000. The Company is currently in default on this loan. To date, the Company has made payments on this note amounting to $ 550,831. The payments were applied to interest accrued as of the time of payment as well as to principal.  The principal balance was $ 2,294,067 at July 31, 2017 and July 31, 2016 respectively.

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

The reconciliation of income tax benefit at the federal and state statutory rates for the fiscal year ended July 31, 2016, to the Company’s effective tax rate is as follows:

Income tax expense (benefit) provision at statutory rate	$(962,764)
Change in valuation allowance	962,764
Income tax (benefit) provision	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of July 31, 2016 are as follows:

Net operating loss	$1,162,279
Valuation allowance	(1,162,279)
Net deferred tax asset	$-

The reconciliation of income tax benefit at the U.S. statutory rate of 35% for the fiscal year ended July 31, 2017, to the Company’s effective tax rate is as follows:

Income tax expense (benefit) provision at statutory rate	$(2,655,485)
Change in valuation allowance	2,655,485
Income tax (benefit) provision	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of July 31, 2017 are as follows:

Net operating loss	$3,817,764
Valuation allowance	(3,817,764)
Net deferred tax asset	$-

The Company has approximately $8,700,000 of net operating losses (“NOL”) carried forward to offset taxable income in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

As of July 31, 2017 and 2016, the Company has no unrecognized income tax benefits.  The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense.  No interest or penalties have been recorded during the years ended July 31, 2017 and 2016. As of July 31, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2017 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is current not under examination by the Internal Revenue Service or any other taxing authorities.

Pursuant to section 382 of the Internal Revenue Code, certain losses may be limited due to the change in control that was executed on July 19, 2016.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

During the year ended July 31, 2016, the Company issued an additional 759,619 Class A shares and 992,481 Class B shares for proceeds of $3,140,094.  After the merger effected July 19, 2016 the Company had 60,503,341 common shares outstanding with a par value of $0.001 per share. The Class A share of HFOI have been converted to common stock and as a result the company currently has only one class of stock (common).

During the twelve months ended July 31, 2017, the Company received cash of $5,203,003 from the sale of 787,563 shares of Hammer Fiber Optics Holdings Corp. held by Hammer Wireless Corporation, and sold to third parties. These transactions represent capital contributions and did not result in an increase in shares outstanding.

During the twelve months ended July 31, 2016 the company had been recapitalized and subsequently, received cash of $2,336,323 from the sale of 36,902,820 shares of Hammer Fiber Optics Holdings Corp. held by Hammer Wireless Corporation. In addition, 2,632,200 shares were issued for services from shares held by Hammer Wireless Corporation.

NOTE 11 – COMMITMENTS AND LEASES

The Company is committed under numerous operating leases for its offices and various installations of operating equipment. The office leases are commitments of 1 to 3 years and have extension options of varying live.  Equipment and installation locations have varying leases of between 3 and 5 years and also have varying renewal options of up to 5 years at a time for 15 additional years The Company is also committed to long term technical agreements governed under service orders with several different major telecommunications operators for access to dark fiber in conjunction with rack space and power at data centers. Commitments on these technical agreements run from 5 to 10 years.

Future Minimum Lease Payments

Fiscal Year Ending 2018$846,459

Fiscal Year Ending 2019$834,969

Fiscal Year Ending 2020$820,464

Fiscal Year Ending 2021$404,276

Fiscal Year Ending 2022 and thereafter$1,197,056

Rent expense for the Company amounted to $873,000 and $211,942 for the fiscal years ended July 31, 2017 and July 31, 2016, respectively.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to July 31, 017, the Company received cash of $1,398,509 from the sale of 199,787 shares of Hammer Fiber Optics Holdings Corp. held by Hammer Wireless Corporation, and sold to third parties.

The Company also issued 24,000 shares of common stock for services to employees of the Company from the shares held by Hammer Wireless Corporation. In July 2016, certain shareholders of the Company contributed 9,291,670 restricted shares of their common stock to the Company’s wholly-owned subsidiary, Hammer Wireless Corporation, for the purpose of effecting acquisitions, joint ventures or other business combinations with third parties. Then, Hammer Wireless sold a portion of these restricted shares to third parties and contributed the proceeds to the Company. The Company has also issued these shares for services. Since such contribution was an inter-company transaction, any impact on the financial statements is eliminated in the consolidation of these financial statements.

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

As of July 31, 2017, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of July 31, 2017, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report. Due to the small number of employees, the inability to fully segregate duties results in inherent risk surrounding internal accounting controls and internal controls over financial reporting. The Company mitigates such risks to the extent practicable with additional oversight by the CEO and the Chairman of the Audit Committee.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Executive Officers and Directors of the Company

Name and Address of Beneficial Owner Directors and Officers:	Age	Class	Shares Held or Controlled	Percentage of Class[1]
Michael Cothill[2] Treasurer & Director 311 Broadway Point Pleasant Beach, NJ 08742	60	Common	12,821,337	21.2%
Don MacNeil[3] Director 311 Broadway Point Pleasant Beach, NJ 08742	52	Common	500,000	0.9%
Michael Sevell[4] Director 311 Broadway Point Pleasant Beach, NJ 08742	62	Common	6,987,074	11.6%
Mark Stogdill[5] CEO & Director 311 Broadway Point Pleasant Beach, NJ 08742	36	Common	15,000,000	24.8%
Dennis W. Doll[6] Director 311 Broadway Point Pleasant Beach, NJ 08742	58	Common	20,000	<1%
James Pomposello[7] Secretary 311 Broadway Point Pleasant Beach, NJ 08742	61	Common	5,000	<1%
Michael Adamcik[8] Secretary 311 Broadway Point Pleasant Beach, NJ 08742	55	Common	21,200	<1%
All executive officers and directors as a group (6 people)		Common	36,153,744	59.7%

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

2. The beneficial ownership of our Director and CEO, Michael Cothill, is through Hammer Wireless Corporation of which he is the sole Officer and Director, and Ambleside Trust of which he is the sole Trustee. On August 1, 2016, Michael P. Cothill resigned as CEO and Secretary. There were no disagreements between the Company and Mr. Cothill concerning his resignation as CEO and Secretary, and Mr. Cothill maintains his other positions with the Company as Treasurer and Director. As of September 18, 2017, the remaining Directors of the Company also became Directors of Hammer Wireless Corporation and therefore, beneficial ownership of shares held by Hammer Wireless Corporation is now under the control of the entire Hammer Fiber Optics Holdings Corp. Board.

3. On August 1, 2016, Don McNeil was appointed as a Member of the Company’s Board of Directors. Mr. MacNeil’s beneficial ownership is through Centerline LLC, of which he is the Managing Member.

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

6. On August 1, 2016, Dennis W. Doll was appointed as a Member of the Company’s Board of Directors.

7. On January 10, 2017, Mr. Pomosello relinquished such position at which time Mr. Stogdill assumed the role of Corporate Secretary.

8. On September 27 2017, Mr. Michael Adamcik was appointed Corporate Secretary, at which time Mr. Stogdill relinquished such role.

Term of Office

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

Significant Employees

None.

Family Relationships

Mr. Adamcik, Corporate Secretary, is a brother-in-law of Mr. Doll, Director. Mr. Doll recuses himself with respect to any matters regarding the employment and compensation of Mr. Adamcik. There are no other family relationships among the Company’s officers, directors or persons nominated for such positions.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.Engaging in any type of business practice; or

iii.Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has not adopted any formal Code of Ethics.

Committees of the Board of Directors

The Company does not presently have a separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. The functions of those committees are undertaken by our Board of Directors as a whole. Mr. Doll, an independent Director, serves as Chairman of the Audit Committee and therefore presides at such meetings of the Committee that are held separately from a Board of Directors meeting.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE 1
Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($) 2	Total ($)
Michael Cothill 3 Executive Chairman	2017	240,000	NIL	240,000
	2016	240,000	4,350	244,350
	2015	NIL	NIL	NIL
Don MacNeil 4 Director	2016	NIL	500	500
	2015	NIL	NIL	NIL
	2014	NIL	NIL	NIL
Michael Sevell 5 Director	2016	NIL	NIL	NIL
	2015	NIL	NIL	NIL
	2014	NIL	NIL	NIL
Mark Stogdill 6 President & CEO, Secretary and Director	2017	200,000	4,800	204,800
	2016	200,000	15,000	215,000
	2015	16,667	NIL	16,667
Dennis Doll 7 Director	2017	NIL	NIL	NIL
	2016	NIL	NIL	NIL
	2015	NIL	NIL	NIL

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

6. Mark Stogdill was CEO and Director of our wholly owned subsidiary, Hammer Fiber Optic Investments Ltd. The “Other Compensation” set forth above is 15,000,000 shares issued at par value of $0.001.

7. Mr. Doll was named a Director August 1, 2016 and serves as Chairman of the Audit Committee. He received no compensation for such services through the year ended July 31, 2017.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Management Agreements

We have executive contract agreements with our Chairman Michael Cothill and our CEO Mark Stogdill.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of July 31, 2017 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

Name and Address of Beneficial Owner	Title of Class	Shares Held	Percent of Class
Arradis Enterprises LLC[1] 311 Broadway Point Pleasant Beach NJ 08742	Common	15,000,000	24.8%
Hammer Wireless Corporation[2] 311 Broadway Point Pleasant Beach NJ 08742	Common	8,471,337	14.0%
Pointwest Group LLC[3] 311 Broadway Point Pleasant Beach NJ 08742	Common	7,456,250	12.3%
Ambleside Trust[4] 311 Broadway Point Pleasant Beach NJ 08742	Common	4,350,000	7.2%
Second Punch LLC[5] 311 Broadway Point Pleasant Beach NJ 08742	Common	3,208,750	5.3%
Web Jam Tech LLC[6] 311 Broadway Point Pleasant Beach NJ 08742	Common	3,000,000	5.0%
Forefront Investors LLC[7] 311 Broadway Point Pleasant Beach NJ 08742	Common	2,192,500	3.6%
Michael Sevell 311 Broadway Point Pleasant Beach NJ 08742	Common	1,585,824	2.6%
Centerline LLC[8] 311 Broadway Point Pleasant Beach NJ 08742	Common	500,000	0.9%

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

1. Our CEO and Director, Mark Stogdill, is the Managing Member of Arradis Enterprises LLC.

2. Our Treasurer and Director, Michael Cothill, is the sole Officer and Director of Hammer Wireless Corporation.

3. Helen Stogdill is the Managing Member of Pointwest Group LLC.

4. Our Treasurer and Director, Michael Cothill, is the sole trustee of Ambleside Trust.

5. Our Director, Michael Sevell, is the Managing Member of Second Punch LLC.

6. John Murray is the Managing Member of Web Jam Tech LLC.

7. Our Director, Michael Sevell, is the Managing Member of Forefront Investments LLC.

8. Our Director, Don MacNeil, is the Managing Member of Centerline LLC.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•Disclosing such transactions in reports where required;

•Disclosing in any and all filings with the SEC, where required;

•Obtaining disinterested directors consent; and

•Obtaining shareholder consent where required.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2017	2016

Audit fees and audit related fees	$41,000	$25,000
Tax fees	-	-
All other fees	-	-
Total	$41,000	$25,000

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

PART IV ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1.Financial statements for our company are listed in the index under Item 8 of this document

2.All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit
Number	Description of Exhibit	Filing
2.2	Agreement and Plan of Merger by and between the Company and its wholly owned subsidiary Hammer Fiber Optics Holdings Corp.	Filed with the SEC on June 14, 2016, as part of our Current Report on Form 8-K.
3.1a	Articles of Incorporation	Filed with the SEC on March 2, 2012, as part of our Registration Statement on Form S-1.
3.1b	Articles of Merger Dated February 20, 2015

Intended to be Filed with the SEC on March 1, 2015, as part of our Current Report on Form 8-K. The Exhibit was not attached, accordingly the Articles of Merger was filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.

3.1c	Articles of Merger Dated April 13, 2016	Filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
3.2	Bylaws	Filed with the SEC on March 2, 2012, as part of our Registration Statement on Form S-1.
10.1	Share Exchange Agreement by and among the Company, Hammer Fiber Optic Investments Ltd. and the shareholders of Hammer Fiber Optic Investments Ltd.	Filed with the SEC on April 28, 2016, as part of our Current Report on Form 8-K.
10.2	Material Contract for exclusive distribution rights	Filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
31.1	Sec. 302 Certification of Chief Executive Officer	Filed herewith
31.2	Sec. 302 Certification of Principal Financial Officer	Filed herewith
32.1	Sec. 906 Certification of Chief Executive Officer	Filed herewith
32.2	Sec. 906 Certification of Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: November 7, 2017	/s/ Mark Stogdill
Mark Stogdill
President and Principal Executive Officer

Date: November 7, 2017	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer

Date: November 7, 2017	/s/ Michael Sevell
Michael Sevell
Director

Date: November 7, 2017	/s/ Dennis W. Doll
Dennis W. Doll
Director

Date: November 7, 2017	/s/ Donald MacNeil
Donald MacNeil
Director