Form 10-Q
period 2017-10-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2017-12-15
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Non-Accelerated Filer	[ ]
Accelerated Filer	[ ]	Smaller Reporting Company	[X]
Emerging Growth Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of December 15, 2017, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

HAMMER FIBER OPTICS HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2017 (UNAUDITED)	July 31, 2017
ASSETS

Current Assets
Cash	$251,318	$528,380
Accounts receivable	15,053	7,488
Notes receivable	235,000	235,000
Other current assets	33,174	44,791
Total Current Assets	534,545	815,659

Other Assets
Property and equipment, net	5,115,810	5,005,016
Intangible assets	18,934	18,934
Total Other Assets	5,134,744	5,023,950

TOTAL ASSETS	$5,669,289	$5,839,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$31,319	$111,612
Current portion of long-term notes payable	-	6,905
Current portion of long-term notes payable–related parties	1,310,500	1,310,500
Accrued interest	119,602	107,094
Total Current Liabilities	1,461,421	1,536,111

Long-term Liabilities
Notes payable–related party	2,294,067	2,294,067
TOTAL LIABILITIES	3,755,488	3,830,178

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 250,000,000 shares authorized, 60,503,341 and 60,503,341 shares issued and outstanding, respectively	60,503	60,503
Additional paid-in capital	12,023,795	10,625,287
Accumulated deficit	(10,170,497)	(8,676,359)
Total Stockholders’ Equity	1,913,801	2,009,431

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,669,289	$5,839,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended October 31,
	2017	2016

OPERATING REVENUES, net of discounts	$37,293	$-

OPERATING EXPENSES
Operations and maintenance	2,207	-
General and administrative	1,165,669	837,728
Depreciation and amortization	279,036	134,990
Total operating expenses	1,446,912	972,718

LOSS FROM OPERATIONS	(1,409,619)	(972,718)

OTHER INCOME (EXPENSE)
Interest expense	(86,284)	(79,311)
Interest income	1,765	4
Other income	-	2,948
Total Other income (Expense)	(84,519)	(76,359)

NET LOSS	$(1,494,138)	$(1,049,077)

Weighted average number of common shares outstanding – basic and diluted	60,503,341	60,503,341

Loss per common share – basic and diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,494,138)	$(1,049,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/amortization expense	279,036	134,990
Decrease in other current assets	11,617	25,357
Changes in operating assets and liabilities	-	-
Increase in accounts receivable	(7,565)	-
Decrease in accounts payable	(80,293)	(565,699)
Deposit – related party	-	210,000
Accrued interest	12,507	79,311
Net cash used in operating activities	(1,278,836)	(1,165,118)

Cash flows used for investing activities:
Acquisition of property and equipment	(389,830)	(52,821)
Net cash flows used for investing activities	(389,830)	(52,821)

Cash flows from financing activities:
Proceeds from loans payable – related parties	-	100,000
Repayment of loans payable	(6,905)	(7,011)
Capital contributions	-	662,419
Proceeds from sale of shares owned by subsidiary	1,398,508	-
Net cash provided from financing activities	1,391,603	755,408

Net change in cash	(277,063)	(462,531)
Cash at beginning of period	528,380	563,754
Cash at end of period	$251,317	$101,223

Supplemental disclosures of cash flows information:
Interest paid	75,000	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2017

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

The interim financial statements for the fiscal quarter ending October 31, 2017 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2017, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Capitalized software costs

Costs incurred during the application development stage for software programs are capitalized. These costs consist primarily of direct costs incurred for professional services provided by third parties and compensation costs of employees which relate to software developed for internal use during the application stage. Costs incurred in the preliminary project stage of development and the post- implementation stage are expensed in the periods when they are incurred. Capitalized software costs are included in property and equipment, net and are being amortized over their estimated useful life of five years.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of October 31, 2017 and 2016, there were no common stock equivalents outstanding.

Recent accounting pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – NOTES RECEIVABLE

During the fiscal year ended July 31, 2016, the Company entered into a loan agreement with MEK Investments Inc. for an aggregate amount of $235,000. The loan matures June 30, 2018 at which time the principal is due in its entirety, in addition to simple interest accrued at 3%.

NOTE 4 – INDEFINITE LIVED INTANGIBLE ASSETS

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On October 9, 2016, the Company entered into a short-term loan agreement with a family member of a member of the Company’s Board of Directors. Under the agreement, the lender advanced $100,000 to the Company for the purpose of providing working capital. The loan is for a period of 6 months and shall accumulate interest at an annual rate of 3%. The Company is currently in default on this loan. On September 15, 2016, the Company received $210,000 from a family member of a member of the Board of Directors, also for the purpose of working capital, and has recorded such amount as a deposit in anticipation of executing a loan agreement. As of October 31, 2017, the full $310,000 is due and outstanding.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2017

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

During the fiscal year ended July 31, 2016, the Company entered into two promissory notes with a related party for an aggregate amount of $2,400,000 and $1,000,000, respectively. The $2,400,000 note matures on January 4, 2019. The terms consist of ten principal and interest payments due quarterly in the amount of $300,000 for total payments of $3,000,000. The Company is currently in default on this loan. To date, the Company has made payments on this note amounting to $625,831. The payments were applied to interest accrued as of the time of payment as well as to principal. The principal balance was $ 2,294,067 at October 31, 2017 and July 31, 2016 respectively.

The $1,000,000 note matures June 9, 2018 at which time the principal is due in its entirety, in addition to simple interest accrued at 3%. The principal balance was $1,000,000 at October 31, 2017 and July 31, 2016 respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

During the year ended July 31, 2016, the Company issued an additional 759,619 Class A shares and 992,481 Class B shares for proceeds of $3,140,094. After the merger effected July 19, 2016, the Company had 60,503,341 common shares outstanding with a par value of $0.001 per share. The Class A share of HFOI have been converted to common stock and as a result the company currently has only one class of stock (common).

During the three months ended October 31, 2017, the Company received cash of $1,398,508 from the sale of 199,787 shares of Hammer Fiber Optics Holdings Corp. held by Hammer Wireless Corporation, and sold to third parties. These transactions represent capital contributions and did not result in an increase in shares outstanding.

NOTE 7 – GOING CONCERN

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to October 31, 2017 the Company received cash of $276,100 from the sale of 39,443 shares of Hammer Fiber Optics Holdings Corp. held by Hammer Wireless Corporation, and sold to third parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with Hammer Fiber Optics Holdings Corp. condensed unaudited financial statements and the related notes thereto. The Management’s Discussion and Analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this Report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Report are made as of the date of this Report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward- looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our audited financial statements for the year ended July 31, 2017 and the related notes thereto. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Three Months Ended October 31, 2017 Compared to the Three Months Ended October 31, 2016

Net revenues for the three months ended October 31, 2017 and October 31, 2016 were $37,293 and nil, respectively. The Company earned revenues in 2017 as a result of completing the initial portion of its network infrastructure necessary to offer services.

During the three months ended October 31, 2017, the Company incurred total operating expenses of $1,446,912 compared with $972,718 for the comparable period ended October 31, 2016. The increase in operating costs consisted primarily of $86,235 for outside labor, $46,462 for legal and professional services, $76,643 for business insurances, $15,742 for promotional and advertising costs and $28,840 for network costs. The Company anticipates operating costs are expected to increase as network expansions are planned.

The Company recorded depreciation and amortization expense of $279,036 and $134,990 during the three months ended October 31, 2017 and October 31, 2016, respectively. The increase was the result of additional capital assets placed into service to further expand the company’s technology platform.

During the three months ended October 31, 2017 and October 31, 2016, interest expense was $86,284 and $79,311, respectively. The increase is attributable to an increase in the amount of related-party debt.

Liquidity and Capital Resources

The Company is at risk of remaining a going concern. Its ability to remain a going concern is dependent upon the ability to raise debt and/or equity capital from third-party sources for both working capital and business development needs until such time as the Company may be substantially sustained as a going concern through cash flow from operations.

Cash Flow from Operating Activities

During the three months ended October 31, 2017, the Company used $1,278,835 in cash for operating activities, compared to $1,165,118 in cash used for operating activities during the comparable 2016 period. The primary reason for this increase was the increase in general and administrative expenses required for the Company to assume initial operations on Absecon Island in New Jersey.

Cash Flow from Investing Activities

During the three months ended October 31, 2017, the Company’s investing activities consumed $389,830 of cash, compared to $52,821 for the three months ended October 31, 2016. This increase resulted primarily from expenditures for additional equipment for the continued expansion of infrastructure on Absecon Island in New Jersey. Such infrastructure investments were substantially incurred to construct and install assets to serve the customer base for which service was initially provided during the first ten months of calendar year 2017.

Cash Flow from Financing Activities

During the three months ended October 31, 2017, the Company netted $1,391,603 in cash from financing activities compared with the net increase of $755,408 during the three months ended October 31, 2016. This change was the result of an increase in the volume of both debt and equity fundraising activity required to sustain ongoing and growing operations

Going Concern

As at October 31, 2017, substantial doubt existed as to the Company’s ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Future Financings

We will continue to rely on equity sales of our common shares presently held by the company’s wholly-owned subsidiary, Hammer Wireless Corporation, in order to continue to fund business operations. Any issuances of additional shares beyond those shares presently held by Hammer Wireless Corporation, may result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of shares held by Hammer Wireless Corporation or issue additional equity securities or arrange for debt or other financing in amounts sufficient to fund our operations and other development activities.

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

As of October 31, 2017, the end of the period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of October 31, 2017, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There has been no change in our securities since the fiscal year ended July 31, 2017.

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

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: December 15, 2017	/s/ Mark Stogdill
Mark Stogdill
President and Principal Executive Officer

Date: December 15, 2017	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer