Form 10-Q
period 2018-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2018-03-26
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 000-1539680

HAMMER FIBER OPTICS HOLDINGS CORP

(Exact name of registrant as specified in its charter)

NEVADA	98-1032170
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

311 Broadway

Point Pleasant Beach, NJ 08742

(Address of principal executive offices)

844-413-2600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Non-Accelerated Filer	[ ]
Accelerated Filer	[ ]	Smaller Reporting Company	[X]
Emerging Growth Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of March 19, 2018, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and 52,360,814 shares outstanding.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2018	July 31, 2017
ASSETS	(UNAUDITED)

Current Assets
Cash	$107,980	$528,380
Accounts Receivable	23,427	7,488
Other current assets	31,964	44,791
Total current assets	163,371	580,659

Property and equipment, net	4,943,696	5,005,016
Intangible assets	18,934	18,934
Notes receivable, long-term	235,000	235,000
Total other assets	5,197,630	5,258,950

TOTAL ASSETS	$5,361,001	$5,839,609

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$174,943	$111,612
Current portion of long-term notes payable	-	6,905
Current portion of long-term notes payable - related parties	3,604,567	1,210,000
Accrued interest	208,093	107,094
Total current liabilities	3,987,603	1,435,611

Notes payable - related party	-	2,394,567
TOTAL LIABILITIES	3,987,603	3,830,178

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 250,000,000 shares authorized, 60,503,341 and 60,503,341 shares issued and 52,307,214 and 51,999,234 shares outstanding, respectively.
	60,503	60,503
Additional paid-in capital	12,502,897	10,625,287
Accumulated deficit	(11,190,002)	(8,676,359)
Total Stockholders' Equity	1,373,398	2,009,431

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,361,001	$5,839,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	3 Months Ended		6 Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017

OPERATING REVENUES, net of discounts	$52,681	$38,014	$89,974	$38,014

OPERATING EXPENSES
Operations and maintenance	6,049	19,863	8,256	19,863
General and administrative	809,688	1,106,547	1,975,357	1,944,275
Depreciation expense	283,909	251,087	562,945	386,077
Total operating expenses	1,099,646	1,377,497	2,546,559	2,350,215

LOSS FROM OPERATIONS	(1,046,965)	(1,339,483)	(2,456,584)	(2,312,201)

OTHER INCOME AND EXPENSE
Interest expense	(89,305)	(86,516)	(175,589)	(165,827)
Interest income	1,765	3,523	3,530	3,526
Other Income	115,000	-	115,000	2,948
Total other income (expense)	27,460	(82,993)	(57,059)	(159,353)

NET LOSS	$(1,019,505)	$(1,422,476)	$(2,513,643)	$(2,471,554)

Weighted average number of common shares outstanding - basic and diluted	52,233,418	51,324,102	52,189,093	51,290,098

Loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended January 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,513,643)	$(2,471,554)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	562,945	386,076
Other current assets	12,827	44,516
Accounts receivable	(15,939)	-
Accounts payable	63,331	(549,348)
Deposit - related party	-	210,000
Accrued interest	100,999	164,145

Net cash used in operating activities	(1,789,480)	(2,216,165)

Cash flows from investing activities:
Purchase of property and equipment	(501,625)	(516,169)
Proceeds from notes receivable	-	65,000
Net cash used in investing activities	(501,625)	(451,169)

Cash flows from financing activities:
Proceeds from loans payable	-	100,000
Repayment of loans payable	(6,905)	(21,136)
Proceeds from issuance of shares	1,877,610	-
Proceeds from subscription of shares held by subsidiary	-	2,253,650
Net cash provided by financing activities	1,870,705	2,332,514

Net change in cash	(420,400)	(334,820)
Cash at beginning of period	528,380	563,754
Cash at end of period	$107,980	$228,934

Supplemental disclosures of cash flows information:
Interest paid	75,000	906
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS JANUARY 31, 2017

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

The interim financial statements for the fiscal quarter ending January 31, 2018 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2017, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassifications

Costs incurred during the three and six month periods ended January 31, 2017, and previously recorded as Cost of Sales, have been reclassified as Operations and Maintenance expenses in the comparable periods in 2018.

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

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For network service equipment, the useful life is ten years. For furniture and fixtures, the useful life is five years. Leasehold Improvements are depreciated over six years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS JANUARY 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue is recorded net of discounts provided to customers. Discounts applied during the three and six- month periods ended January 31, 2018 were $6,870 and 13,267, respectively.

The Company’s revenues consist primarily of subscription agreements for its broadband internet and voice-over-IP phone services. Residential broadband service delivered to customers over the Company’s hybrid fiber and wireless network in Atlantic County, New Jersey is the primary revenue source. Revenues are supplemented by phone and add-on services. Broadband services delivered via fiber optics to enterprise businesses account for the remaining sources of revenue. Services are billed monthly to subscribers on either a one- year or two-year contract for residential customers and three-year contracts for enterprise business customers. Revenue begins accruing as service is delivered at commencement of the customer’s service contract.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS JANUARY 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of January 31, 2018 and 2017, there were no common stock equivalents outstanding.

Recent accounting pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – NOTES RECEIVABLE

During the fiscal year ended July 31, 2016, the Company entered into a loan agreement with MEK Investments Inc. (an unrelated party) for an aggregate amount of $235,000. The loan matures June 30, 2018 at which time the principal is due in its entirety, in addition to simple interest accrued at 3%. The Company entered into this transaction as an investment opportunity.

The Company had entered into a loan agreement during the year ended July 2016 with Zena Capital, LLC for an aggregate amount of $1,000,000. Payments of $250,000 had been made against the loan however the loan was in default as of July 31, 2017. The Company recorded a reserve against the outstanding balance of $750,000 in July 2017. A payment of $115,000 was received during the three months ended January 31, 2018 and was recorded as Other Income.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS JANUARY 31, 2017

(UNAUDITED)

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On October 9, 2016, the Company entered into a short-term loan agreement with a family member of a member of the Company’s Board of Directors. Under the agreement, the lender advanced $100,000 to the Company for the purpose of providing working capital. The loan is for a period of 6 months and shall accumulate interest at an annual rate of 3%. The Company is currently in default on this loan. On September 15, 2016, the Company received $210,000 from a family member of a member of the Board of Directors, also for the purpose of working capital, and has recorded such amount as a deposit in anticipation of executing a loan agreement. As of January 31, 2018, the full $310,000 is due and outstanding

During the fiscal year ended July 31, 2016, the Company entered into two promissory notes with a related party for an aggregate amount of $2,400,000 and $1,000,000, respectively. The $2,400,000 note matures on January 4, 2019. The terms consist of ten principal and interest payments due quarterly in the amount of $300,000 for total payments of $3,000,000. The Company is currently in default on this loan. To date, the Company has made payments on this note amounting to $625,831. The payments were applied to interest accrued as of the time of payment as well as to principal. The principal balance was $ 2,294,067 at January 31, 2018 and July 31, 2017 respectively. The interest accrued was $154,092 at January 31, 2018 and $69,594 at July 31, 2017 respectively.

The $1,000,000 note matures June 9, 2018 at which time the principal is due in its entirety, in addition to simple interest accrued at 3%. The principal balance was $1,000,000 at January 31, 2018 and July 31, 2017 respectively. The accrued interest payable amounts to $54,000 at January 31, 2018 and $37,500 at July 31, 2017, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

In July 2016, certain shareholders of the Company contributed 9,291,670 restricted shares of their common stock to the Company’s wholly-owned subsidiary, Hammer Wireless Corporation, for the purpose of effecting acquisitions, joint ventures or other business combinations with third parties. These shares are being accounted for as treasury stock under the cost method, with an initial cost of $0. Accordingly, these shares have been removed from the outstanding shares report on the balance sheet. Then, Hammer Wireless sold a portion of these restricted shares to third parties and contributed the proceeds to the Company. Since such contribution was an inter-company transaction, any impact on the financial statements is eliminated in the consolidation of these financial statements.

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

During the six months ended January 31, 2018, the Company received cash of $1,877,610 from the sale of 307,980 treasury shares. 239,230 shares were sold at $7.00 per share, 20,750 shares were sold at $4.00 per share, and 48,000 shares were sold at $2.50 per share, respectively. Total treasury shares outstanding were 8,196,127 and 8,504,107 at January 31, 2018 and July 31, 2017, respectively.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS JANUARY 31, 2017

(UNAUDITED)

NOTE 7 – GOING CONCERN (Continued)

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to January 31, 2018 the Company received cash of $134,000 from the sale of 53,600 shares of Hammer Fiber Optics Holdings Corp. held by Hammer Wireless Corporation and sold to third parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with Hammer Fiber Optics Holdings Corp. condensed unaudited financial statements and the related notes thereto. The Management’s Discussion and Analysis contains forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this Report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Report are made as of the date of this Report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward- looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

Three Months Ended January 31, 2018 Compared to the Three Months Ended January 31, 2017

Revenues for the three months ended January 31, 2018 and January 31, 2017 were $52,681 and $38,014, respectively. The Company began earning revenues in 2017 as a result of completing the initial portion of its network infrastructure necessary to offer services.

During the three months ended January 31, 2018, the Company incurred total operating expenses of $1,099,646 compared with $1,377,497 for the comparable period ended January 31, 2017. The decrease in operating costs consisted primarily of a $101,540 reduction in equipment leasing costs, $131,399 of reduced technical support costs and $129,124 of reduced consulting services costs. These cost reductions were partially offset by increased network costs of $29,297, increased business insurance costs of $13,323 and an increase of $27,782 for subcontracted labor.

The Company recorded depreciation and amortization expense of $283,909 and $251,087 during the three months ended January 31, 2018 and January 31, 2017, respectively. The increase was the result of additional capital assets placed into service to further expand the company’s technology platform.

During the three months ended January 31, 2018 and January 31, 2017, interest expense was $89,305 and $86,516, respectively.

The Company had entered into a loan agreement during the year ended July 2016 with Zena Capital, LLC for an aggregate amount of $1,000,000. Payments of $250,000 had been made against the loan however the loan was in default as of July 31, 2017. The Company recorded a reserve against the outstanding balance of $750,000 in July 2017. A payment of $115,000 was received during the three months ended January 31, 2018 and was recorded as Other Income.

Six Months Ended January 31, 2018 Compared to the Six Months Ended January 31, 2017

Revenues for the six months ended January 31, 2018 and January 31, 2017 were $89,974 and $38,014, respectively. Net revenues for the three months and six months ended January 31, 2017 are equal due to the Company providing initial services to customers during the three months ended January 31, 2017.

During the six months ended January 31, 2018, the Company incurred total operating expenses of $2,546,559 compared to $2,350,215 for the six months ended January 31, 2017. The increase in expenses is due to the increase in the Company’s general business activities as the company has continued to expand its customer base and therefore, recognize additional costs associated with such increased activity. The increase in operating costs consisted primarily of $114,017 for subcontracted labor, $17,950 for labor and related employee costs, $89,966 for business insurances, $44,755 for network costs, $18,841 for increased advertising and promotional costs and $22,947 for professional fees.

The Company recorded depreciation and amortization expense of $562,945 and $386,077 during the six months ended January 31, 2018 and January 31, 2017, respectively. The increase was the result of additional capital assets placed into service to further expand the company’s technology platform.

Interest expense increased $9,762 in the comparative six month periods for costs associated with financing of equipment purchases and related party debt.

Liquidity and Capital Resources

The Company is at risk of remaining a going concern. Its ability to remain a going concern is dependent upon the ability to raise debt and/or equity capital from third-party sources for both working capital and business development needs until such time as the Company may be substantially sustained as a going concern through cash flow from operations.

Cash Flow from Operating Activities

During the six months ended January 31, 2018, the Company used $1,789,480 in cash for operating activities, compared to $2,216,165 in cash used for operating activities during the comparable 2017 period. The primary reason for this decrease is a reduction in the cash used to pay accounts payable which was initially utilized for increased general and administrative expenses required for the Company to assume initial operations on Absecon Island in New Jersey.

Cash Flow from Investing Activities

During the six months ended January 31, 2018, the Company’s investing activities consumed $501,625 of cash, compared to $451,169 for the three months ended January 31, 2017. This general consistency results primarily from the Company’s continued expenditures for additional equipment for the continued expansion of technology and infrastructure in New Jersey.

Cash Flow from Financing Activities

During the six months ended January 31, 2018, the Company received $1,870,705 in cash from financing activities compared with the net increase of $2,332,514 during the six months ended January 31, 2017. This change was the result of a decrease in the volume of both debt and equity fund raising activity.

Going Concern

As at January 31, 2018, substantial doubt existed as to the Company’s ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of January 31, 2018, the end of the period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of January 31, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: March 19, 2018	/s/ Mark Stogdill
Mark Stogdill
President and Principal Executive Officer

Date: March 19, 2018	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer