Form 10-Q
period 2018-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2018-06-14
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

As of June 15, 2018, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and 52,507,981 shares outstanding.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2018	July 31, 2017
ASSETS	(UNAUDITED)
Current Assets
Cash	$1,580	$528,380
Accounts Receivable	33,012	7,488
Other current assets	33,729	44,791
Total current assets	68,321	580,659

Other Assets
Property and equipment, net	4,784,386	5,005,016
Intangible assets	18,934	18,934
Notes receivable, long-term	235,000	235,000
Total other assets	5,038,320	5,258,950

TOTAL ASSETS	$5,106,641	$5,839,609

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$266,558	$111,612
Unearned Revenue	128,000	6,905
Note payable	3,624,067	-
Current portion of long-term notes payable - related parties	103,000	1,210,000
Accrued interest	200,332	107,094
Total current liabilities	4,321,957	1,435,611

Notes payable - related party	-	2,394,567
TOTAL LIABILITIES	4,321,957	3,830,178

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 250,000,000 shares authorized,
52,507,814 and 60,503,341 shares issued and outstanding, respectively	60,503	60,503
Additional paid-in capital	13,038,932	10,625,287
Accumulated deficit	(12,314,752)	(8,676,359)
Total Stockholders' Equity	784,684	2,009,431

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,106,641	$5,839,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	April 30,	April 30,	April 30,	April 30,
	2018	2017	2018	2017

OPERATING REVENUES, net of discounts	$56,550	$20,315	$146,525	$58,329

OPERATING EXPENSES
Operations and maintenance	292,071	729	300,327	20,592
General and administrative	683,885	995,365	2,659,242	2,939,640
Depreciation expense	286,956	244,562	849,901	630,639
Total operating expenses	1,262,912	1,240,656	3,809,470	3,590,871

LOSS FROM OPERATIONS	(1,206,361)	(1,220,341)	(3,662,945)	(3,532,542)

OTHER INCOME AND EXPENSE
Interest expense	(94,154)	(68,108)	(269,742)	(233,935)
Interest income	1,765	21,728	5,295	25,254
Other Income	174,000	(1,098)	289,000	1,850
Total other income (expense)	81,611	(47,479)	24,553	(206,831)

NET LOSS	$(1,124,750)	$(1,267,820)	$(3,638,393)	$(3,739,373)

Weighted average number of common shares outstanding - basic and diluted	52,269,705	51,496,759	52,247,016	51,357,471

Loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended April 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(3,361,357)	$(3,739,373)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	849,901	630,639
Changes in operating assets and liabilities:
Current assets	11,062	12,184
Accounts receivable	(25,524)	-
Accounts payable	93,196	(632,020)
Accrued interest	93,238	102,165
Increase in Unearned Revenue	128,000	-
Net cash used in operating activities	(2,211,484)	(3,626,405)

Cash flows from investing activities:
Acquisition of property and equipment	(567,521)	(538,607)
Cash in lieu of Note Receivable	-	65,000
Net cash used in investing activities	(567,521)	(473,607)
Cash flows from financing activities:
Proceeds from loans payable	103,000	-
Proceeds from loans payable - related party	20,000	310,000
Repayment of loans payable	(6,905)	(28,147)
Repayment of loans payable - related party	(500)	-
Proceeds from subscription of shares held by subsidiary	2,136,610	3,329,243
Net cash provided by financing activities	2,252,205	3,611,096

Net change in cash	(526,800)	(488,916)
Cash at beginning of period	528,380	563,754
Cash at end of period	$1,580	$74,838

Supplemental disclosures of cash flows information:
Interest paid	$175,000	$130,791
Purchase of equipment with accounts payable	$61,750	$-
Taxes paid	$8,044	$7,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS APRIL 30, 2018

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

The interim financial statements for the fiscal quarter ending April 30, 2018 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2017, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassifications

Costs incurred during the three and nine month periods ended April 30, 2017, and previously recorded as Cost of Sales, have been reclassified as Operations and Maintenance expenses in the comparable periods in 2018.

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

Revenue recognition

The Company recognizes revenues and the related costs when a sales or service arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as unearned revenue or customer deposits. The company accrues for sales returns, bad debts, and other allowances based on its historical experience.

Revenue is recorded net of discounts provided to customers. Discounts applied during the three and nine month periods ended April 30, 2018 were $4,278 and $17,467, respectively.

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

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of April 30, 2018 and 2017, there were no common stock equivalents outstanding.

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

The Company had entered into a loan agreement during the year ended July 2016 with Zena Capital, LLC for an aggregate amount of $1,000,000. Payments of $250,000 had been made against the loan however the loan was in default as of July 31, 2017. The Company recorded a reserve against the outstanding balance of $750,000 in July 2017. Payments totaling $289,000 were received during the nine months ended April 30, 2018 and were recorded as Other Income.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On October 9, 2016, the Company entered into a short-term loan agreement with a family member of a member of the Company’s Board of Directors. Under the agreement, the lender advanced $100,000 to the Company for the purpose of providing working capital. The loan is for a period of 6 months and shall accumulate interest at an annual rate of 3%. The Company is currently in default on this loan. On September 15, 2016, the Company received $210,000 from a family member of a member of the Board of Directors, also for the purpose of working capital, and has recorded such amount as a deposit in anticipation of executing a loan agreement. As of April 30, 2018, the full $310,000 is due and outstanding.

During the fiscal year ended July 31, 2016, the Company entered into two promissory notes with a related party for an aggregate amount of $2,400,000 and $1,000,000, respectively. The $2,400,000 note matures on January 4, 2019. The terms consist of ten principal and interest payments due quarterly in the amount of $300,000 for total payments of $3,000,000. The Company is currently in default on this loan. To date, the Company has made payments on this note amounting to $725,831. The payments were applied to interest accrued as of the time of payment as well as to principal. The principal balance was $2,294,067 at April 30, 2018 and July 31, 2017 respectively. The interest accrued was $137,052 at April 30, 2018 and $69,594 at July 31, 2017 respectively.

The $1,000,000 note matured June 9, 2018 at which time the principal was due in its entirety, in addition to simple interest accrued at 3%. The principal balance was $1,000,000 at April 30, 2018 and July 31, 2017 respectively. The company is currently in default on this loan.

NOTE 6 – CONVERTIBLE DEBT

On February 12, 2018 the Company entered into an agreement for a convertible promissory note for the sum of $103,000. The note accrues interest at a rate of 12 percent per annum due at maturity. The note matures nine months from issuance date. Prepayment of the note is subject to a premium charge based on the amount of days prepaid before the maturity date. The conversion aspect of the note allows conversion into the Company’s common stock at a discount of 37 percent of the stock’s market price. The holder shall have the right after 180 days to convert all or part of the note at their discretion.

NOTE 7 – DEFERRED REVENUE

On February 5, 2018 the Company entered into a customer service agreement with a third party for the licensing of a designated channel on the Company’s TV media platform.  The agreement covers the licensing and support services to be provided in perpetuity to the customer to display their own created media over the platform.  The total amount of the agreement is $239,000 with 50% of the contract, or $119,500, collected by April 30, 2018 over several installment.  Commencement of the work did not begin until the 50% retainer was received.  The Company is set to the deliver the services in six months and will collect the balance upon receipt, however the customer retains the rights to prepay the final balance in advance.  The Company has recorded the cumulative transaction of $119,500 as unearned revenue as the service has yet to be provided and the licensing has yet to take effect.

On March 1, 2018 the Company entered into a service order agreement with a customer in the amount of $8,500.  The service is schedule to be provided in July and work has not yet begun on the project.  The Company has recorded unearned revenue for this transaction in the amount of $8,500

NOTE 8 – STOCKHOLDERS’ EQUITY

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

During the nine months ended April 30, 2018, the Company received cash of $2,136,609 from the sale of 438,247 shares of Hammer Fiber Optics Holdings Corp. held by Hammer Wireless Corporation and sold to third parties from treasury stock. These transactions represent capital contributions and did not result in an increase in shares outstanding. The Company also issued 63,833 shares of Hammer Fiber Optics Holdings Corp. held by Hammer Wireless Corporation and issued to third parties from treasury stock for services.  The award date for all stock issued was February 9, 2018 and the Company valued the transaction at the closing price of the $4.34 for the stock on that date.

NOTE 9 – GOING CONCERN

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to April 30, 2018 the Company received cash of $10,001 from the sale of 6,667 shares of Hammer Fiber Optics Holdings Corp. held by Hammer Wireless Corporation and sold to third parties.

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

Results of Operations

Three Months Ended April 30, 2018 Compared to the Three Months Ended April 30, 2017

Revenues for the three months ended April 30, 2018 and April 30, 2017 were $56,550 and $20,315, respectively. The Company began earning revenues in 2017 as a result of completing the initial portion of its network infrastructure necessary to offer services.

During the three months ended April 30, 2018, the Company incurred total operating expenses of $1,262,912 compared with $1,240,656 for the comparable period ended April 30, 2017. The general consistency between comparable periods consisted primarily of a reduction in equipment leasing costs and reduced technical support costs but an increase of operations and maintenance costs due to refinement and further development of the Company’s service platform paid through cash and stock awards as a service for consulting and operational support.

The Company recorded depreciation and amortization expense of $286,956 and $244,562 during the three months ended April 30, 2018 and April 30, 2017, respectively. The increase was the result of additional capital assets placed into service to further expand the company’s technology platform.

During the three months ended April 30, 2018 and April 30, 2017, interest expense was $94,154 and $68,108, respectively. The increase was the result of the Company issuing additional interest bearing debt during the current period.

The Company had entered into a loan agreement during the year ended July 2016 with Zena Capital, LLC for an aggregate amount of $1,000,000. Payments of $250,000 had been made against the loan however the loan was in default as of July 31, 2017. The Company recorded a reserve against the outstanding balance of $750,000 in July 2017. Payments totaling $174,000 were received during the three months ended April 30, 2018 and were recorded as Other Income.

Nine Months Ended April 30, 2018 Compared to the Nine Months Ended April 30, 2017

Net revenues for the nine months ended April 30, 2018 and April 30, 2017 were $146,525 and $58,329, respectively.  The increase in net revenues between the comparable fiscal periods is a result of the Company’s recent initial offering of services and its growing customer base.

During the nine months ended April 30, 2018, the Company incurred total operating expenses of $3,532,435 compared to $3,590,871 for the nine months ended April 30, 2017. This general consistency between comparable periods results generally from management’s efforts to apply tighter controls on its operating expenses including a reduction of staff and technical support.

The Company recorded depreciation and amortization expense of $849,901 and $630,639 during the nine months ended April 30, 2018 and April 30, 2017, respectively. The increase was the result of additional capital assets placed into service to further expand the company’s technology platform.

Interest expense was $269,742 and $233,935 for the nine months ended April 30, 2018 and 2017, respectively. The increase was due to an increase in costs associated with financing of equipment purchases and related party debt.

Liquidity and Capital Resources

The Company is at risk of remaining a going concern. Its ability to remain a going concern is dependent upon the ability to raise debt and/or equity capital from third-party sources for both working capital and business development needs until such time as the Company may be substantially sustained as a going concern through cash flow from operations.

Cash Flow from Operating Activities

During the nine months ended April 30, 2018, the Company used $2,211,484 in cash for operating activities, compared to $3,626,405 in cash used for operating activities during the comparable 2017 period. The primary reason for this decrease is a reduction in the cash used to pay accounts payable which was initially utilized for increased general and administrative expenses required for the Company to assume initial operations on Absecon Island in New Jersey.

Cash Flow from Investing Activities

During the nine months ended April 30, 2018, the Company’s investing activities consumed $567,521 of cash, compared to $473,607 for the nine months ended April 30, 2017.  This increase results primarily from the Company’s continued expenditures for additional equipment for the continued expansion of technology and infrastructure in New Jersey.

Cash Flow from Financing Activities

During the nine months ended April 30, 2018, the Company received $2,252,205 in cash from financing activities compared with the net cash of $3,611,096 for the nine months ended April 30, 2017. This change was the result of a decrease in the volume of both debt and equity fund raising activity.

Going Concern

As at April 30, 2018, substantial doubt existed as to the Company’s ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of April 30, 2018, the end of the period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of April 30, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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
101.INS* 101.SCH* 101.CAL* 101.LAB* 101.PRE* 101.DEF*

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Labels Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

Filed herewith. Filed herewith. Filed herewith. Filed herewith. Filed herewith. Filed herewith.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: June 14, 2018/s/ Mark Stogdill

Mark Stogdill

President and Principal Executive Officer

Date: June 14, 2018/s/ Michael Cothill

Michael Cothill

Chairman and Principal Financial Officer