Form 10-Q/A
period 2017-10-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2018-08-29
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of December 15, 2017, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and 52,234,829 shares outstanding.

EXPLANATORY NOTE

The purpose of this Amendment to the Quarterly Report of Hammer Fiber Optics, Inc. (the “Company”) on Form 10-Q for the period ended October 31, 2017, filed with the Securities and Exchange Commission on December 15, 2017 (the “Form 10-Q”), is to correct the General and Administrative Expense in the 2017 column of the Condensed Consolidated Statements of Operations and the resulting impact on the Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Balance Sheets. The correction addresses an unrecorded transaction in September 2017 for the issuance of treasury stock to third parties as compensation for services rendered. The correction further amends Exhibit 101 to the Form 10-Q furnished in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hammer Fiber Optics Holdings Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "HMMR," or Hammer Fiber Optics Holdings Corp.

HAMMER FIBER OPTICS HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated
	October 31, 2017	July 31, 2017
	(UNAUDITED)
ASSETS

Current Assets
Cash	$251,318	$528,380
Accounts receivable	15,053	7,488
Notes receivable	235,000	235,000
Other current assets	33,174	44,791
Total Current Assets	534,545	815,659

Other Assets
Property and equipment, net	5,115,810	5,005,016
Intangible assets	18,934	18,934
Total Other Assets	5,134,744	5,023,950

TOTAL ASSETS	$5,669,289	$5,839,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$31,319	$111,612
Current portion of long-term notes payable	-	6,905
Current portion of long-term notes payable–related parties	1,310,500	1,210,000
Accrued interest	119,602	107,094
Total Current Liabilities	1,461,421	1,435,611

Long-term Liabilities
Notes payable–related party	2,294,067	2,394,567
TOTAL LIABILITIES	3,755,488	3,830,178

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 250,000,000 shares authorized, 60,503,341 shares issued at October 31, 2017 and July 31 2017; 52,234,735 and 51,960,948 shares outstanding October 31, 2017 and July 31, 2017, respectively	60,503	60,503
Treasury Stock	-	-
Additional paid-in capital	12,967,295	10,625,287
Accumulated deficit	(11,113,997)	(8,676,359)
Total Stockholders’ Equity	1,913,801	2,009,431

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,669,289	$5,839,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended October 31,
	Restated
	2017	2016

OPERATING REVENUES, net of discounts	$37,293	$-

OPERATING EXPENSES
Operations and maintenance	2,207	-
General and administrative	2,109,169	837,728
Depreciation and amortization	279,036	134,990
Total operating expenses	2,390,412	972,718

LOSS FROM OPERATIONS	(2,353,119)	(972,718)

OTHER INCOME (EXPENSE)
Interest expense	(86,284)	(79,311)
Interest income	1,765	4
Other income	-	2,948
Total Other income (Expense)	(84,519)	(76,359)

NET LOSS	$(2,437,638)	$(1,049,077)

Weighted average number of common shares outstanding – basic and diluted	52,180,159	51,256,066

Loss per common share – basic and diluted	$(0.05)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended October 31,
	Restated
	2017	2016
Cash flows from operating activities:
Net loss	$(2,437,638)	$(1,049,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/amortization expense	279,036	134,990
Treasury stock issued for services	943,500	-
Decrease in other current assets	11,617	25,357
Changes in operating assets and liabilities	-	-
Increase in accounts receivable	(7,565)	-
Decrease in accounts payable	(80,293)	(565,699)
Deposit – related party	-	210,000
Accrued interest	12,507	79,311
Net cash used in operating activities	(1,278,836)	(1,165,118)

Cash flows used for investing activities:
Acquisition of property and equipment	(389,830)	(52,821)
Net cash flows used for investing activities	(389,830)	(52,821)

Cash flows from financing activities:
Proceeds from loans payable – related parties	-	100,000
Repayment of loans payable	(6,905)	(7,011)
Capital contributions	-	662,419
Proceeds from sale of shares owned by subsidiary	1,398,508	-
Net cash provided from financing activities	1,391,603	755,408

Net change in cash	(277,063)	(462,531)
Cash at beginning of period	528,380	563,754
Cash at end of period	$251,317	$101,223

Supplemental disclosures of cash flows information:
Interest paid	$75,000	-

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

Fair value measurements (continued)

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Treasury Stock

In July 2016, certain shareholders of the Company contributed 9,291,670 restricted shares of their common stock to the Company’s wholly-owned subsidiary, Hammer Wireless Corporation (“Treasury Shares”), for the purpose of effecting acquisitions, joint ventures or other business combinations with third parties. Then, Hammer Wireless sold a portion of these restricted shares to third parties and contributed the proceeds to the Company. Since such contribution was an inter-company transaction, any impact on the financial statements is eliminated in the consolidation of these financial statements.

During the three months ended October 31, 2017, the Company received cash of $1,398,508 from the sale of 199,787 Treasury Shares sold to third parties. Additionally, on September 18, 2017, the Company issued 74,000 Treasury Shares to third parties for services provided. The Company valued these shares using the closing quoted price of the Company’s common stock on the date of issuance ($12.75). This resulted in compensation expense of $943,500.

As a result of these transactions, the Company has a balance of 8,268,606 Treasury Shares as of October 31, 2017

Preferred Stock

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

NOTE 8 – RESTATEMENT

This amended Form 10-Q for the quarterly period ended October 31, 2017 addresses an unrecorded Administrative and General Expense for treasury stock issued to third parties for services rendered. The effect of such misstatement for the three months ended, and as of October 31, 2017, as described in Note 6, on the financial statements presented herein is as follows:

	As Originally	As	Effect of
	Reported	Adjusted	Change
Condensed Consolidated Balance Sheets
Additional Paid-in Capital	$12,023,795	$12,967,295	$943,500
Accumulated Deficit	$(10,170,497)	$(11,113,997)	$(943,500)

Condensed Consolidated Statements of Operations
General and administrative expenses	$1,165,669	$2,109,169	$943,500
Total Operating Expenses	$1,446,912	$2,390,412	943,500

Net Loss	$(1,494,138)	$(2,437,638)	$(943,500)
Loss per common share - basic and diluted	$(0.02)	$(0.05)	$(0.03)
Loss from Operations	$(1,409,619)	$(2,353,119)	$(943,500)
Condensed Consolidated Statement of Cash Flows
Net Loss	$(1,494,138)	$(2,437,638)	$(943,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Treasury stock issued for services	$-	$943,500	$943,500

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to October 31, 2017 the Company received cash of $276,100 from the sale of 39,443 Treasury Shares sold to third parties.

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

During the three months ended October 31, 2017, the Company incurred total operating expenses of $2,390,412 compared with $972,718 for the comparable period ended October 31, 2016. The increase in operating costs consisted primarily of $86,235 for outside labor, $46,462 for legal and professional services, $76,643 for business insurances, $15,742 for promotional and advertising costs and $28,840 for network costs. The Company anticipates operating costs are expected to increase as network expansions are planned. Additionally, on September 18, 2017, the Company issued 74,000 treasury shares to third parties for services provided. The Company valued these shares using the closing quoted price of the Company’s common stock on the date of issuance ($12.75). This resulted in compensation expense of $943,500.

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

Cash Flow from Operating Activities

During the three months ended October 31, 2017, the Company used $1,278,836 in cash for operating activities, compared to $1,165,118 in cash used for operating activities during the comparable 2016 period. The primary reason for this increase was the increase in general and administrative expenses required for the Company to assume initial operations on Absecon Island in New Jersey.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: August 29, 2018	/s/ Mark Stogdill
Mark Stogdill
President and Principal Executive Officer

Date: August 29, 2018	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer