Form 10-Q/A
period 2018-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2018-08-29
CIK 1539680

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

As of June 15, 2018, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and 52,307,418 shares outstanding.

EXPLANATORY NOTE

The purpose of this Amendment to the Quarterly Report of Hammer Fiber Optics, Inc. (the “Company”) on Form 10-Q for the period ended January 31, 2018, filed with the Securities and Exchange Commission on March 26, 2018 (the “Form 10-Q”), is to correct the General and Administrative Expense in the column for the six months ended January 31, 2018 of the Condensed Consolidated Statements of Operations and the resulting impact on the Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Balance Sheets. The correction addresses an unrecorded transaction in September 2017 for issuance of treasury stock to third parties as compensation for services rendered. The correction further amends Exhibit 101 to the Form 10-Q furnished in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated January 31, 2018	July 31, 2017
ASSETS	(UNAUDITED)
Current Assets
Cash	$107,980	$528,380
Accounts Receivable	23,427	7,488
Other current assets	31,964	44,791
Total current assets	163,371	580,659

Other Assets
Property and equipment, net	4,943,696	5,005,016
Intangible assets	18,934	18,934
Notes receivable, long-term	235,000	235,000
Total other assets	5,197,630	5,258,950

TOTAL ASSETS	$5,361,001	$5,839,609

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	174,943	111,612
Current portion of long-term notes payable	-	6,905
Current portion of long-term notes payable - related parties	1,210,000	1,210,000
Accrued interest	208,093	107,094
Total current liabilities	1,593,036	1,435,611

Notes payable - related party	2,394,567	2,394,567
TOTAL LIABILITIES	3,987,603	3,830,178

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 250,000,000 shares authorized,
60,503,341 shares issued at January 31, 2018 and July 31, 2017; 52,342,928 and 51,960,948 shares outstanding January 31, 2018 and July 31, 2017, respectively.	60,503	60,503
Treasury Stock	-	-
Additional paid-in capital	13,446,397	10,625,287
Accumulated deficit	(12,133,502)	(8,676,359)
Total Stockholders' Equity	1,373,398	2,009,431

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,361,001	$5,839,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	3 Months Ended January 31, 2018		3 Months Ended January 31, 2017	Restated 6 Months Ended January 31, 2018	6 Months Ended January 31, 2017

OPERATING REVENUES, net of discounts	$52,681		$38,014	$89,974	$38,014

OPERATING EXPENSES
Operations and maintenance	6,049		19,863	8,256	19,863
General and administrative	809,688		1,106,547	2,918,857	1,944,275
Depreciation expense	283,909		251,087	562,945	386,077
Total operating expenses	1,099,646		1,377,497	3,490,058	2,350,215

LOSS FROM OPERATIONS	(1,046,965)		(1,339,483)	(3,400,084)	(2,312,201)

OTHER INCOME AND EXPENSE
Interest expense	(89,305)		(86,516)	(175,589)	(165,827)
Interest income	1,765		3,523	3,530	3,526
Other Income	115,000		-	115,000	2,948
Total other income (expense)	27,460		(82,993)	(57,059)	(159,353)

NET LOSS	$(1,019,505)		$(1,422,476)	$(3,457,143)	$(2,471,554)

Weighted average number of common shares outstanding - basic and diluted	52,307,418		51,294,833	52,189,093	51,324,906

Loss per common share - basic and diluted	$(0.02)	$	$ (0.02)	$(0.07)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended January 31,
	Restated
	2018	2017

Cash flows from operating activities:
Net loss	$(3,457,143)	$(2,471,554)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	562,945	386,076
Treasury stock issued for services	943,500	-
Other current assets	12,827	44,516
Accounts receivable	(15,939)	-
Accounts payable	63,331	(549,348)
Deposit - related party	-	210,000
Accrued interest	100,999	164,145

Net cash used in operating activities	(1,789,480)	(2,216,165)

Cash flows from investing activities:
Purchase of property and equipment	(501,625)	(516,169)

Proceeds from notes receivable	-	65,000
Net cash used in investing activities	(501,625)	(451,169)

Cash flows from financing activities:
Proceeds from loans payable	-	100,000
Repayment of loans payable	(6,905)	(21,136)
Proceeds from issuance of shares	1,877,610	-
Proceeds from subscription of shares held by subsidiary	-	2,253,650
Net cash provided by financing activities	1,870,705	2,332,514

Net change in cash	(420,400)	(334,820)
Cash at beginning of period	528,380	563,754
Cash at end of period	$107,980	$228,934

Supplemental disclosures of cash flows information:
Interest paid	$-	$906

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2018

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

JANUARY 31, 2018

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

JANUARY 31, 2018

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

JANUARY 31, 2018

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

As a result of these transactions, the Company has a balance of 8,160,413 Treasury Shares as of January 31, 2018.

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

JANUARY 31, 2018

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

NOTE 8 – RESTATEMENT

This amended Form 10-Q for the period ended January 31, 2018 addresses an unrecorded Administrative and General Expense for treasury stock issued to third parties for services rendered. The effect of such misstatement for the six months ended, and as of January 31, 2018, as described in Note 6, on the financial statements presented herein is as follows:

	As Originally	As	Effect of
	Reported	Adjusted	Change
Condensed Consolidated Balance Sheets
Additional Paid-in Capital	$12,502,897	$13,446,397	$943,500
Accumulated Deficit	$11,190,002	$12,133,502	$(943,500)

Condensed Consolidated Statements of Operations
General and administrative expenses	$1,975,357	$2,918,857	$943,500
Total Operating Expenses	$2,546,559	$3,490,059	943,500
Loss from Operations	$(2,456,584)	$(3,400,084)	$(943,500)
Net Loss	$(2,513,643)	$(3,457,143)	$(943,500)
Loss per common share - basic and diluted	$0.05	$0.07	$0.02

Condensed Consolidated Statement of Cash Flows
Net Loss	$(2,513,643)	$(3,457,143)	$(943,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Treasury stock issued for services	$-	$943,500	$943,500

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to January 31, 2018 the Company received cash of $134,000 from the sale of 53,600 Treasury Shares sold to third parties.

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

The Company had entered into a loan agreement during the year ended July 2016 with Zena Capital, LLC for an aggregate amount of $1,000,000. Payments of $250,000 had been made against the loan however the loan was in default as of July 31, 2017. The Company recorded a reserve against the outstanding balance of $750,000 in July 2017. A payment of $115,000 was received during the three months ended April 30, 2018 and was recorded as Other Income.

Six Months Ended January 31, 2018 Compared to the Six Months Ended January 31, 2017

Revenues for the six months ended January 31, 2018 and January 31, 2017 were $89,974 and $38,014, respectively. Net revenues for the three months and six months ended January 31, 2017 are equal due to the Company providing initial services to customers during the three months ended January 31, 2017.

During the six months ended January 31, 2018, the Company incurred total operating expenses of $3,490,059 compared to $2,350,215 for the six months ended January 31, 2017. The increase in expenses is due to the increase in the Company’s general business activities as the company has continued to expand its customer base and therefore, recognize additional costs associated with such increased activity. The increase in operating costs consisted primarily of $943,500 for treasury stock issued to third parties for services (see Note 8), $114,017 for subcontracted labor, $17,950 for labor and related employee costs, $89,966 for business insurances, $44,755 for network costs, $18,841 for increased advertising and promotional costs and $22,947 for professional fees.

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

Cash Flow from Operating Activities

During the nine months ended April 30, 2018, the Company used $1,789,480 in cash for operating activities, compared to $2,216,165 in cash used for operating activities during the comparable 2017 period. The primary reason for this decrease is a reduction in the cash used to pay accounts payable which was initially utilized for increased general and administrative expenses required for the Company to assume initial operations on Absecon Island in New Jersey.

Cash Flow from Investing Activities

During the nine months ended April 30, 2018, the Company’s investing activities consumed $501,625 of cash, compared to $451,169 for the three months ended April 30, 2017. This general consistency results primarily from the Company’s continued expenditures for additional equipment for the continued expansion of technology and infrastructure in New Jersey.

Cash Flow from Financing Activities

During the nine months ended April 30, 2018, the Company received $1,870,705 in cash from financing activities compared with the net increase of $2,332,514 during the six months ended April 30, 2017. This change was the result of a decrease in the volume of both debt and equity fund raising activity.

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