Form 10-Q/A
period 2018-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2018-08-29
CIK 1539680

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Non-Accelerated Filer	[ ]

Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Emerging Growth Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 15, 2018, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and 52,543,162 shares outstanding.

EXPLANATORY NOTE

The purpose of this Amendment to the Quarterly Report of Hammer Fiber Optics, Inc. (the “Company”) on Form 10-Q for the period ended April 30, 2018, filed with the Securities and Exchange Commission on June 14, 2018 (the “Form 10-Q”), is to correct the General and Administrative Expense in the 2017 column of the Condensed Consolidated Statements of Operations and the resulting impact of on the Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Balance Sheets. The correction addresses unrecorded transactions in September 2017 and February 2018 for the issuance of treasury stock to third parties as compensation for services rendered. The correction further amends Exhibit 101 to the Form 10-Q furnished in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated
	April 30, 2018	July 31, 2017
ASSETS	(UNAUDITED)
Current Assets
Cash	$1,580	$528,380
Accounts Receivable, net	33,012	7,488
Other current assets	33,729	44,791
Total current assets	68,321	580,659

Other Assets
Property and equipment, net	4,784,386	5,005,016
Intangible assets	18,934	18,934
Notes receivable, long-term	235,000	235,000
Total other assets	5,038,320	5,258,950

TOTAL ASSETS	$5,106,641	$5,839,609

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$266,558	$111,612
Unearned Revenue	128,000	6,905
Notes Payable	3,624,067	-
Current portion of long-term notes payable - related parties	103,000	1,210,000
Accrued interest	200,332	107,094
Total current liabilities	4,321,957	1,435,611

Notes payable - related party	-	2,394,567

TOTAL LIABILITIES	4,321,957	3,830,178

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 250,000,000 shares authorized, 60,503,341 shares issued at April 30, 2018 and July 31, 2017; 52,536,495 and 51,960,948 shares outstanding at April 30, 2018 and July 31, 2017, respectively.	60,503	60,503
Treasury stock	-	-
Additional paid-in capital	13,980,120	10,625,287
Accumulated deficit	(13,255,939)	(8,676,359)
Total Stockholders' Equity	784,684	2,009,431

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,106,641	$5,839,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	3 Months Ended April 30, 2018	3 Months Ended April 30, 2017	Restated 9 Months Ended April 30, 2018	9 Months Ended April 30, 2017

REVENUES, net of discounts	$56,551	$20,315	$146,525	$58,329

OPERATING EXPENSES
Operations and maintenance costs	289,758	729	298,014	20,592
General and administrative	683,885	995,365	3,602,742	2,939,640
Depreciation expense	286,956	244,562	849,901	630,639
Total operating expenses	1,260,599	1,240,656	4,750,657	3,590,871

LOSS FROM OPERATIONS	(1,204,048)	(1,220,341)	(4,606,445)	(3,532,542)

OTHER INCOME AND EXPENSE
Interest expense	(94,154)	(68,108)	(269,742)	(233,935)
Interest income	1,765	21,728	5,295	25,254
Other Income	174,000	(1,098)	289,000	1,850
Total other income (expense)	81,611	(47,479)	24,553	(206,831)

NET LOSS	$(1,122,437)	$(1,267,820)	$(4,579,580)	$(3,739,373)

Weighted average number of common shares outstanding - basic and diluted	52,498,376	51,496,759	52,326,786	51,357,471

Loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.09)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended April 30,
	Restated
	2018	2017

Cash flows from operating activities:
Net loss	$(4,579,580)	$(3,739,373)
Adjustments to reconcile net loss to net cash
used in operating activities:
Treasury stock issued for services	1,218,223	-
Depreciation expense	849,901	630,639
Changes in operating assets and liabilities Current assets	11,062	12,184
Accounts receivable	(25,524)	-
Accounts payable	93,196	(632,020)
Accrued interest	93,238	102,165
Increase in Unearned Revenue	128,000	-

Net cash used in operating activities	(2,211,484)	(3,626,405)

Cash flows from investing activities:
Acquisition of property and equipment	(567,521)	(538,607)
Cash in lieu of Note Receivable	-	65,000
Net cash used in investing activities	(567,521)	(473,607)
Cash flows from financing activities:
Proceeds from loans payable	103,000	-
Proceeds from loans payable – related party	20,000	310,000
Repayment of loans payable	(6,905)	(28,147)
Repayment of loans payable – related party	(500)	-
Proceeds from subscription of treasury stock held by subsidiary	2,136,610	3,329,243
Net cash provided by financing activities	2,252,205	3,611,096

Net change in cash	(526,800)	(488,916)
Cash at beginning of period	528,380	563,754
Cash at end of period	$ 1,580	$ 74,838

Supplemental disclosures of cash flows information:
Interest paid	$175,000	$130,791
Taxes paid	$8,044	$7,362

Non-cash investing and financing activities:
Purchase of property and equipment with accounts payable	$61,750	$157,982

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

Reclassifications

Costs incurred during the three and nine-month periods ended April 30, 2017, and previously recorded as Cost of Sales, have been reclassified as Operations and Maintenance expenses in the comparable periods in 2018.

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

Revenue is recorded net of discounts provided to customers. Discounts applied during the three and nine month periods ended April 30, 2018 were $4,200 and $17,467, respectively.

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

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS APRIL 30, 2018

(UNAUDITED)

NOTE 3 – NOTES RECEIVABLE

During the fiscal year ended July 31, 2016, the Company entered into a loan agreement with MEK Investments Inc. for an aggregate amount of $235,000. The loan matures June 30, 2018 at which time the principal is due in its entirety, in addition to simple interest accrued at 3% per year.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On October 9, 2016, the Company entered into a short-term loan agreement with a family member of a member of the Company’s Board of Directors. Under the agreement, the lender advanced $100,000 to the Company for the purpose of providing working capital. The loan carries an annual interest rate of 3%. The Company is currently in default on this loan. On September 15, 2016, the Company received $210,000 from a family member of a member of the Board of Directors, also for the purpose of working capital, and has recorded such amount as a deposit in anticipation of executing a loan agreement. As of April 30, 2018, the full $310,000 is due and outstanding.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS APRIL 30, 2018

(UNAUDITED)

NOTE 7 – DEFERRED REVENUE (CONTINUED)

On March 1, 2018 the Company entered into a service order agreement with a customer in the amount of $8,500. The service is schedule to be provided in July and work has not yet begun on the project. The Company has recorded unearned revenue for this transaction in the amount of $8,500 for the three months ended April 30, 2018.

NOTE 8 – STOCKHOLDERS’ EQUITY

Treasury Stock

In July 2016, certain shareholders of the Company contributed 9,291,670 restricted shares of their common stock to the Company’s wholly-owned subsidiary, Hammer Wireless Corporation (“Treasury Shares”), for the purpose of effecting acquisitions, joint ventures or other business combinations with third parties. According to ASC 810-10-45 Consolidations, these shares are accounted for as treasury stock.

During the year ended July 31, 2017, Hammer Wireless sold 749,277 of the treasury shares to third parties and contributed the proceeds to the Company. Since such contribution was an inter-company transaction, any impact on the financial statements is eliminated in the consolidation of these financial statements.

During the nine months ended April 30, 2018, the Company received cash of $2,136,609 from the sale of 438,247 Treasury Shares sold to third parties. Additionally, on September 18, 2017, the Company issued 74,000 treasury shares to third parties for services provided. The Company valued these shares using the closing quoted price of the Company’s common stock on the date of issuance ($12.75). This resulted in compensation expense of $943,500.

The Company also issued 63,300 Treasury Shares to third parties for services provided, on February 9, 2018. The Company valued these shares using the closing quoted price of the Company’s common stock on the date of issuance ($4.34). This resulted in compensation expense of $274,723.

As a result of these transactions, the Company has a balance of 7,966,846 treasury shares as of April 30, 2018.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS APRIL 30, 2018

(UNAUDITED)

NOTE 10 - RESTATEMENT

This amended Form 10-Q for the quarterly period ended January 31, 2018 addresses an unrecorded Administrative and General Expense for treasury stock issued to third parties for services rendered. The effect of such misstatement for the nine months ended, and as of January 31, 2018, as described in Note 8, on the financial statements presented herein is as follows:

	As originally reported	As Adjusted	Effect of change

Condensed Consolidated Balance Sheets
Additional Paid-in Capital	$13,038,932	$13,980,120	$941,188
Accumulated Deficit	$(12,314,752)	$(13,255,939)	$(941,187)

Condensed Consolidated Statements of Operations
General and administrative expenses	$2,659,242	$3,602,742	$943,500
Operations and Maintenance	$300,327	$298,014	$(2,313)
Total Operating Expenses	$3,809,470	$4,750,657	$941,187
Loss from Operations	$(3,662,945)	$(4,606,445)	$(943,500)
Net loss	$(3,638,393)	$(4,579,580)	$(941,187)
Loss per share - basic and diluted	$(0.05)	$(0.09)	$(0.04)

Condensed Consolidated Statement of Cash Flows
Net loss	$(3,361,357)	$(4,579,580)	$(1,218,223)
Treasury stock for services	$-	$1,218,223	$1,218,223

NOTE 11–SUBSEQUENT EVENTS

Subsequent to April 30, 2018 the Company received cash of $10,001 from the sale of 6,667 Treasury Shares sold to third parties.

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

Results of Operations

Three Months Ended April 30, 2018 Compared to the Three Months Ended April 30, 2017

Revenues for the three months ended April 30, 2018 and April 30, 2017 were $56,551 and $20,315, respectively. The Company began earning revenues in 2017 as a result of completing the initial portion of its network infrastructure necessary to offer services.

During the three months ended April 30, 2018, the Company incurred total operating expenses of $1,260,599 compared with $1,240,656 for the comparable period ended April 30, 2017. The general consistency between comparable periods consisted primarily of a reduction in equipment leasing costs and reduced technical support costs but an increase of operations and maintenance costs due to refinement and further development of the Company’s service platform paid through cash and stock awards as a service for consulting and operational support.

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

During the nine months ended April 30, 2018, the Company incurred total operating expenses of $4,750,657 compared to $3,590,871 for the nine months ended April 30, 2017. The increase consisted primarily of $1,218,223 for treasury stock issued to third parties for services (see Note 8). Otherwise, the general consistency between comparable periods results generally from management’s efforts to apply tighter controls on its operating expenses including a reduction of staff and technical support.

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