Form 10-K
period 2018-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2018-11-13
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 31, 2018, was $58,590,400 (based upon the $4.00 closing price for shares of the registrant’s common stock as reported by the OTCBB on January 31, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter).

As of November 13, 2018, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and 53,073,362 outstanding.

Table of Contents

to Annual Report on Form 10-K

For the Fiscal Year Ended July 31, 2018

PART I

Note regarding forward-looking statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•general economic and business conditions, both nationally and in our markets,

•our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

•our ability to implement our growth strategy,

•anticipated trends in our business,

•advances in technologies, and

•other risk factors set forth herein.

In addition, in this report, we use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements.

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

ITEM 1. BUSINESS

Our Corporate History and Background

The Company was incorporated in the State of Nevada on September 23, 2010, under the name Recursos Montana S.A. The Company’s principal activity was as a pre-exploration stage company engaged in the acquisition and exploration of mineral properties then owned by the Company. During this time, the Company was deemed a “shell company” in the pre-exploration stage and was ultimately unable to commence exploration activities.

On February 2, 2015, the Company entered into a Share Exchange Agreement with Tanaris Power Holdings, Inc., whereby the Company acquired 100% of Tanaris Power Holdings, Inc. issued and outstanding common stock in exchange for shares of the Company’s common stock equal 51% of the issued and outstanding common stock and cash consideration to Tanaris in the aggregate amount of $350,000. Tanaris Power Holdings, Inc. was the owner of certain rights in connection with the marketing and sale of smart lithium-ion batteries and battery technologies for various industrial vehicles markets and related applications. On March 6, 2015, the Company amended its Articles of Incorporation to change its name to Tanaris Power Holdings, Inc.

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

On April 13, 2016, our board of directors approved a Plan of Merger (the “Plan of Merger”) under Nevada Revised Statutes (NRS) Section 92A.180 to merge (the “Merger”) with our wholly-owned subsidiary Hammer Fiber Optics Holdings Corp., a Nevada corporation, to effect a name change from Tanaris Power Holdings, Inc. to Hammer Fiber Optics Holdings Corp. The transaction was accounted for as a reverse merger. The Plan of Merger also provided for a 1 for 1,000 exchange ratio for shareholders of both the Company and Hammer Fiber Optics Holdings Corp., which had the effect of a 1 for 1,000 reverse split of our common stock. Articles of Mergerwere filed with the Secretary of State of Nevada on April 13, 2016 and, on April 14, 2016, this corporate action was submitted to FINRA for its review and approval.

On May 3, 2016, the Financial Industry Regulatory Authority (“FINRA”) approved the merger with our wholly-owned subsidiary, Hammer Fiber Optics Holdings Corp. Accordingly, thereafter the Company’s name was changed and our shares of common stock began trading on the Over the Counter Bulletin Board (OTCBB) under our new ticker symbol “HMMR” as of May 27, 2016.

Current Operations

Hammer Fiber Optics Holdings Corp. is an alternative telecommunications carrier providing diversified fiber, wireless and data networking solutions, as well as high capacity broadband wireless access networks. Our goal is to provide managed network solutions to under-served markets in New Jersey, and other U.S. and international locations that provide carriers and other various communication providers, aggregators, enterprise and under-served residential broadband customers access to flexible, scalable and cutting-edge solutions ranging from data center colocation to broadband access and voice services.

In 2017, the Company introduced triple play services, consisting of telephone, internet and video, to the Company’s Atlantic City, Ventnor, Margate and Longport markets in New Jersey.  The Company is presently working towards several accretive acquisitions in the data center, VOIP switching and wireless spaces that will serve to augment existing and future services.

Employees

We currently have 3 full-time employees.

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

Fluctuations in the economy affect the telecommunications industry, including broadband and Internet and may decrease demand for various products and services. Such a decrease may have an adverse effect on the demand in the fiber optic sector and negatively impact the growth of our customer base.

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

We cannot predict the extent to which an active public market for trading our common stock will be sustained. The trading price of our common shares has historically been sporadically or “thinly-traded” meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks can be negatively affected from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain any earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

Fiscal Year 2018	High	Low
July 31, 2018	2.85	0.478
April 30, 2018	4.92	2.72
January 31, 2018	10.15	2.95
October 30, 2017	38.00	9.68
Fiscal Year 2017
July 31, 2017	29.00	9.95
April 30, 2017	12.05	9.00
January 31, 2017	16.06	9.00
October 30, 2016	18.65	9.00

Note: High and Low prices reflected are through July 31, 2018.

Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

As of July 31, 2018, there were 60,503,341 shares of common stock issued and 52,946,162 outstanding.

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

The Company was originally organized for the purpose of acquiring and developing mineral properties. The Company had not established the existence of a commercially viable minable ore deposit and therefore did not reach the exploration stage. As such, the company negotiated to dispose of the business of investing in minerals in favor of developing new business opportunities in the technology sector. The company Hammer Fiber Optics Holdings Corp. is now an alternative telecommunications carrier that is poised to position itself as a premier provider of diversified dark fiber networking solutions as well as high capacity broadband wireless access networks in the United States and abroad.

On September 11, 2018 the Company entered into a stock purchase agreement with 1stPoint Communications, LLC (the “Seller”).  The purchase price for all of the Company Units is three million six hundred and forty-three thousand six hundred and forty-four (3,643,644) shares of the Company’s Common Stock from treasury stock.  Seventy five percent (75%) of the shares of the Company’s Common Stock to be issued are restricted securities, as defined in Rule 144 of the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.

On September 11, 2018 the Company entered into a stock purchase agreement with Endstream Communications, LLC (the “Seller”). The purchase price for all of the Company Units is one million nine hundred and fifty-seven thousand one hundred and sixteen (1,957,116) shares of the Company’s Common Stock from treasury stock.  Seventy five percent (75%) of the shares of Buyer Common Stock to be issued are restricted securities, as defined in Rule 144 of the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.

On September 11, 2018 the Company entered into a stock purchase agreement with Shelcomm, Inc. (the “Seller”).  The purchase price for all of the Company Units is nine hundred thousand (900,000) shares of the Company’s Common Stock from treasury stock. The shares of the Company’s Common Stock to be issued are restricted securities, as defined in Rule 144 of the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.

On September 12, 2018 the Company entered into a stock purchase agreement with Open Data Centers, LLC (the “Seller”). The purchase price for all of the Company Units is two million nine hundred thirty thousand five hundred sixty-six (2,930,566) shares of the Company’s Common Stock from treasury stock.  The shares of the Company’s Common Stock to be issued are restricted securities, as defined in Rule 144 of the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. The Company shall also pay Sellers a sum of $200,000 in Cash, delivered to the Sellers no later than January 10, 2019.

The shares to be issued to the Sellers are intended to be comprised of a combination of shares currently held in treasury and shares intended to be forfeited, and therefore returned to the company as treasury stock prior to closing, by substantial related-party shareholders. The value of the shares issued to the Sellers will be based upon the closing price on the date the transaction is completed. All restricted shares are as defined under Rule 144 of Securities and Exchange Commission and are restricted for a period of twelve (12) months from the date of closing.

On September 11, 2018, Mark Stogdill, President and Chief Executive Officer and Executive Director of the Board of Directors of the Company resigned from his position as President and Chief Executive Officer of the Company. Simultaneously, the Company announced that Mr. Stogdill was appointed as the Company’s new Chief Technology Officer effective immediately.  Mr. Stogdill retains his position as an Executive Director of the Board of Directors.  Mr. Stogdill’s employment agreement had been extended and amended to reflect his position as Chief Technology Officer.

In combination with this change, Erik B. Levitt was appointed President and Chief Executive Officer, effective immediately.  Mr. Levitt was also elected as a member of the Board of Directors, effective immediately.

In connection with the appointment of Mr. Levitt as President & Chief Executive Officer, the Board of Directors approved an employment agreement with Mr. Levitt.

On October 10, 2018 the Company announced the closure of the Atlantic City, NJ wireless broadband network as a result of the termination of the Master Spectrum Lease Agreement held by the Company subsidiary Hammer Fiber Optic Investments Ltd. d/b/a Hammer Communications by Verizon Communications.  Verizon Communications had informed the Company of their intention to honor the terms of the lease agreement, then subsequently issued a notification to the Company that the spectrum lease for the 28 GHz spectrum will be prematurely terminated as of October 31, 2018. The Company negotiated with Verizon to find a path forward and was offered a less desirable spectrum leasing arrangement. After extensive engineering discussions it was determined that it was not feasible to pursue the alternative agreement proposed by Verizon. As a result, the Company is informing all affected customers that service operations and support will be discontinued as of October 31, 2018.

Results of Operations

The Year Ended July 31, 2018 Compared to the Year Ended July 31, 2017

Net revenues for the year ended July 31, 2018 and 2017 were $455,609 and $87,692, respectively, as a result of an increase in subscriptions for internet, telephone and video services.

During the year ended July 31, 2018, the Company incurred total operating expenses of $5,585,438 compared with $5,030,734 for the comparable period in 2017. The increase in operating costs consisted primarily of $488,120 for labor and related employee costs and $66,584 for office and other administrative expenses.  The Company anticipates operating costs are expected to increase as network expansions are planned.

The Company recorded depreciation expense of $1,041,958 during the year ended July 31, 2018 compared to $872,103 in the comparable period in 2017. The increase was the result of additional capital assets placed into service to further expand the company’s technology platform.

During the year ended July 31, 2018, interest expense was $366,798 compared to $351,643 in the comparable period in 2017. The increase is attributable to an increase in the amount of related-party debt.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements of our common stock.  As of July 31, 2018, we had cash and cash equivalents of $3,441.

Net cash used in operating activities was $3.0 million and $4.8 million for the year ended July 31, 2018 and July 31, 2017, respectively.  The decrease in cash used in operating activities for the period ended July 31, 2018 when compared to the same period in 2017 was primarily due to completion of our main network elements and a reduction in staffing to accommodate cash flow constraints.

Net cash used in investing activities was $0.28 million and $0.69 million for the year ended July 31, 2018 and July 31, 2017, respectively.  The decrease in cash used in investing activities for the period ended July 31, 2018 when compared to the same period in 2017 was primarily due to the purchase additional equipment for network redundancy.

Net cash provided by financing activities was $2.7 million and $5.4 million for the year ended July 31, 2018 and July 31, 2017, respectively.  The decrease in cash provided by financing activities for the period ended July 31, 2018 when compared to the same period in 2017 was primarily the result of completing our service network from proceeds raised in prior periods.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities.  For these reasons, our auditors have included in their report on our audited financial statements for the fiscal year ended July 31, 2018 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Going Concern

As at July 31, 2018, substantial doubt existed as to the Company’s ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

July 31, 2018 and 2017

Page

Reports of Independent Registered Public Accounting FirmsF-1

Consolidated Balance SheetsF-2

Consolidated Statements of OperationsF-3

Consolidated Statements of Changes in Stockholders’ EquityF-4

Consolidated Statements of Cash FlowsF-5

Notes to Consolidated Financial StatementsF-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hammer Fiber Optics Holdings Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hammer Fiber Optics Holdings Corp. (“the Company”) as of July 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Salt Lake City, UT

November 13, 2018

Hammer Fiber Optics Holdings Corp.
Consolidated Balance Sheets
	July 31, 2018	July 31, 2017
ASSETS

Current Assets
Cash	$3,441	$528,380
Accounts Receivable	19,332	7,488
Other current assets	9,488	31,842

Total current assets	32,261	567,710

Other Assets
Property and equipment, net	4,593,635	5,005,016
Intangible assets	18,934	18,934
Deposits	11,310	12,949
Note receivable	-	235,000

Total other assets	4,623,879	5,271,899

TOTAL ASSETS	$4,656,140	$5,839,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$256,243	$111,612
Notes Payable	-	6,905
Notes Payable – related parties	230,000	-
Current portion of long-term notes payable - related parties	3,394,067	1,210,000
Accrued interest	289,050	107,094
Total current liabilities	4,169,360	1,435,611

Notes payable - related parties	-	2,394,567
TOTAL LIABILITIES	4,169,360	3,830,178

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 250,000,000 shares authorized, 60,503,341 shares issued; 52,946,162 and 51,960,948 outstanding as of July 31, 2018 and July 31, 2017, respectively	60,503	60,503
Treasury stock	-	-
Additional paid-in capital	14,617,719	10,625,287
Accumulated deficit	(14,191,442)	(8,676,359)
Total Stockholders’ Equity	486,780	2,009,431

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,656,140	$5,839,609

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Consolidated Statements of Operations

	For the Years Ended July 31,
	2018	2017

REVENUE	$455,609	$87,692

OPERATING EXPENSES
Operations and maintenance	17,508	23,979
General and administrative	4,527,059	4,884,652
Depreciation and amortization	1,041,958	872,103
Total operating expenses	5,586,525	5,780,734

LOSS FROM OPERATIONS	(5,170,220)	(5,693,042)

OTHER INCOME (EXPENSE)
Interest expense	(391,227)	(351,643)
Interest income	7,060	7,642
Other Income	-	1,850
Total other income (expense)	(384,167)	(342,151)

NET LOSS	$(5,515,083)	$(6,035,193)

Weighted average number of common shares outstanding - basic and diluted	52,400,747	51,960,948

Loss per common share - basic and diluted	$(0.11)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Consolidated Statements of Stockholders’ Equity

	Common Stock (Post-split)		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2016	60,503,341	$60,503	9,291,670	$-	$5,422,284	$(2,641,166)	$2,841,621

Capital Contributions	-	-	(749,277)	-	5,203,003	-	5,203,003
Net loss for the year	-	-	-	-	-	(6,035,193)	(6,035,193)

Balance, July 31, 2017	60,503,341	60,503	8,542,393	-	10,625,287	(8,676,359)	2,009,431

Treasury shares issued for cash	-	-	(800,914)	-	2,600,652	-	2,600,652
Treasury shares issued for services received	-	-	(184,300)	-	1,259,347	-	1,259,347
Prepayment of loan by Director on behalf of the Company	-	-	-	-	132,433	-	132,433
Net loss for the year	-	-	-	-	-	(5,515,083)	(5,515,083)

Balance, July 31, 2018	60,503,341	$60,503	7,557,179	$-	$14,617,719	$(14,191,442)	$486,780

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Consolidated Statement of Cash Flows
For the Year Ended July 31
	2018	2017

Cash flows from operating activities:
Net loss	$(5,515,083)	$(6,035,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,041,958	872,103
Bad debt expense	(16,302)	750,000
Services received paid with shares of stock	1,259,347	-
Interest paid on behalf of the Company	29,433	-
Changes in operating assets and liabilities
Accounts receivable	(34,846)	(7,488)
Other current assets	9,297	37,220
Accrued interest	181,956	99,477
Accounts payable	82,881	(560,078)
Net cash used in operating activities	(2,961,359)	(4,843,959)

Cash flows from investing activities:
Acquisition of property and equipment	(568,827)	(734,261)
Cash repaid on note receivable	289,000	65,000
Net cash used in investing activities	(279,827)	(669,261)

Cash flows from financing activities:
Proceeds from loans	103,000	310,000
Proceeds from loans – related party	20,000	-
Repayment of loans	(6,905)	(35,157)
Repayment of loans – related party	(500)	-
Proceeds from issuance of treasury shares	2,600,652	5,203,003
Net cash provided by financing activities	2,716,247	5,477,846

Net change in cash	(524,939)	(35,374)
Cash at beginning of period	528,380	563,754
Cash at end of period	$3,441	$528,380

Supplemental disclosures of cash flows information:
Interest paid	$175,000	$250,831
Taxes paid	$8,486	$7,362

Non-cash investing and financing activities:
Purchase of property and equipment with accounts payable	$61,750	$20,475
Prepayment of loan by Director on behalf of the Company	$103,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION BUSINESS

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

NOTE 2 – CORPORATE HISTORY AND BACKGROUND ON MERGER

The Company was originally incorporated in the State of Nevada on September 23, 2010, under the name Recursos Montana S.A. The Company’s principal activity was an exploration stage company engaged in the acquisition of mineral properties then owned by the Company.

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

On April 25, 2016, Tanaris Power Holdings, Inc., a Nevada corporation entered into s Share Exchange Agreement (the “Share Exchange Agreement”) with Hammer Fiber Optics Investments, Ltd., a Delaware corporation (“HFOI”), and the controlling stockholders of HFOI (the “HFOI Shareholders”).  Pursuant to the Share Exchange Agreement, the Company acquired 20,000,000 shares of common stock of HFOI from the HFOI shareholders (the “HFOI Shares”) and in exchange, the Company issued to the HFOI Shareholders 50,000,000 (post-Merger) restricted shares of its common stock (the “HMMR Shares”).  As a result of the Share Exchange Agreement, HFOI became a wholly owned subsidiary of the Company.

On April 13, 2016, the Board of Directors (BOD) approved a Plan of Merger (the “Plan of Merger”) under Nevada Revised Statuses (NRS) Section 92A.180 to merge (the “Merger”) with our wholly-owned subsidiary HFO Holdings, a Nevada corporation, to effect a name change from Tanaris Power Holdings Inc. to Hammer Fiber Optics Holdings Corp.  The Plan of Merger also provided for a 1 for 1,000 exchange ratio for shareholders of both the Company and the HRO Holdings, which had the effect of a 1 for 1,000 reverse split of the common stock.  Articles of Merger were filed with the Secretary of State of Nevada on April 13, 2016 and, on April 14, 2016, this corporate action was submitted to Financial Industry Regulatory Authority (the “FINRA”) for its review and approval.

On May 3, 2016, the FINRA approved the merger with the wholly-owned subsidiary, HMMR Fiber Optics Holdings Corp. (“HFO Holdings”).  Accordingly, thereafter, the Company’s name was changed and the shares of common stock began trading under new ticker symbol “HMMR” as of May 27, 2016.  The merger was effected on July 19, 2016.

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

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets.  For network service equipment, and furniture and fixtures, the useful life is ten and five years, respectively.  Leasehold Improvements are depreciated over six years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses for any long-lived assets.

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

The Company’s revenues have consisted primarily of subscription agreements for its broadband internet and voice-over-IP phone services. Residential broadband service delivered to customers over the Company’s hybrid fiber and wireless network in Atlantic County, New Jersey has been the primary revenue source. Revenues are supplemented by phone and add-on services. Broadband services delivered via fiber optics to enterprise businesses account for the remaining sources of revenue. Services have been billed monthly to subscribers on either a one- year or two-year contract for residential customers and three-year contracts for enterprise business customers. Revenue begins accruing as service is delivered at commencement of the customer’s service contract.

Revenue is recorded net of discounts provided to customers. Discounts applied during the years July 31, 2018 and 2017 were $22,314 and $14,364, respectively.

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

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and Hammer Fiber Optic Investments Ltd. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of July 31, 2018 and 2017, there were no common stock equivalents outstanding.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance effective upon an entity’s adoption of ASU 2014-09.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.  The Company is currently assessing the impact this standard will have on its consolidated financial statements.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation. In July 2016, certain shareholders of the Company contributed 9,291,670 restricted shares of their common stock to the Company’s wholly-owned subsidiary, Hammer Wireless Corporation, for the purpose of effecting acquisitions, joint ventures or other business combinations with third parties. Then, Hammer Wireless sold a portion of these restricted shares to third parties and contributed the proceeds to the Company. Since such contribution was an inter-company transaction, any impact on the financial statements is eliminated in the consolidation of these financial statements.  During fiscal year ended July 31, 2018 shares held by Hammer Wireless Corporation have been reclassified as Treasury Shares for the purposes of determining the number of outstanding shares of the company.

In the fiscal year ended July 31, 2017, the Company reported loss of asset impairment of $750,000 related to a note receivable. In the fiscal year ended July 31, 2018, the Company recovered $289,000 related to this note receivable. Accordingly, the loss of asset impairment in fiscal 2017 has been reclassified to general and administrative expense in the statement of operations, and in fiscal 2018, we have reported the full recovery of bad debt of $289,000 in general and administrative expense.

Accounts Receivable

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. As of July 31, 2018, the Company recorded an allowance for doubtful accounts of $23,002 based on historical collection activity for accounts older than 90 days.

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

NOTE 5 – NOTES RECEIVABLE

During the fiscal year ended July 31, 2016, the Company entered into a loan agreement with MEK Investments Inc. for an aggregate amount of $235,000. The loan matured June 30, 2018 at which time the principal was due in its entirety, in addition to simple interest accrued at 3% per year. As of July 31, 2018, the Company recorded bad debt expense for the full receivable balance, including accrued interest of $14,696.

The Company had entered into a loan agreement during the year ended July 31, 2016 with Zena Capital, LLC for an aggregate amount of $1,000,000. Payments totaling $250,000 had been made against the loan; however, the loan was in default as of July 31, 2017. The Company recorded an impairment loss for the full $750,000 in July 2017 after determining that the collectability of the note, as well, as the services to be rendered by Zena Capital, LLC, were no longer assured.  In 2018, the Company received payments totaling $289,000 as partial recovery of the outstanding loan balance. The partial recovery is reported in general and administrative expense on the Consolidated Statement of Operations. See also the “reclassifications” footnote related to the 2017 amounts.

NOTE 6 – PROPERTY AND EQUIPMENT

As of July 31, 2018, property and equipment consisted of the following:

	Amount	Life

Computer and Telecom equipment	$4,636,066	5 years
Building & Structures	119,416	10 years
Office equipment, furniture, fixtures	94,287	5-6 years
Computer software	79,952	3 years
Capitalized labor costs	1,880,554	5 years
Sub-total	6,810,275
Less: Accumulated depreciation and amortization	(2,216,640)
Total	$4,593,635

As of July 31, 2017, property and equipment consisted of the following:

	Amount	Life

Computer and Telecom equipment	$4,014,389	5 years
Building & Structures	110,516	10 years
Office equipment, furniture, fixtures	94,287	5-6 years
Computer software	79,952	3 years
Capitalized labor costs	1,880,554	5 years
Sub-total	6,179,698
Less: Accumulated depreciation and amortization	(1,174,682)
Total	$5,005,016

Depreciation expense was $1,041,958 and $872,103 for the years ended July 31, 2018 and 2017, respectively.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

On October 9, 2016, the Company entered into a short-term loan agreement with a family member of a member of the Company’s Board of Directors (BOD). Under the agreement, the lender advanced $100,000 to the Company for the purpose of providing working capital. The loan carries an annual interest rate of 3%. The Company is currently in default on this loan. On September 15, 2016, the Company received $210,000 from a family member of a member of the BOD, also for the purpose of working capital, and has recorded such amount as a deposit in anticipation of executing a loan agreement.

On April, 9 2018, the Company received an additional $20,000 deposit from a family member of a member of the BOD. The amount was intended as additional working capital.  The Company anticipates execution of a loan agreement relative to this advance.

During the fiscal year ended July 31, 2016, the Company entered into two promissory notes with a Director for an aggregate amount of $2,400,000 and $1,000,000, respectively. The $2,400,000 note matures on January 4, 2019. The terms consist of ten principal and interest payments due quarterly in the amount of $300,000 for total payments of $3,000,000. The Company is currently in default on this loan. To date, the Company has made payments on this note amounting to $725,831. The payments were applied to interest accrued as of the time of payment as well as to principal. The principal balance was $2,294,067 at July 31, 2018 and 2017. The interest accrued was $219,434 at July 31, 2018 and $69,594 at July 31, 2017, respectively.

The $1,000,000 note matured on June 9, 2018 at which time the principal became due in its entirety, in addition to simple interest accrued at 3%. The company is currently in default on this loan.

On June 19, 2018, a convertible promissory note that was entered into on February 12, 2018 by the Company for the sum of $103,000 was settled in full on the company’s behalf by a Director. The settlement included a prepayment penalty for a full settlement amount of $132,433. The difference between the carrying value of the loan and the full settlement amount ($29,433) was recorded as interest expense.

As of July 31, 2018, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

NOTE 9 – CONVERTIBLE DEBT

On February 12, 2018, the Company entered into an agreement for a convertible promissory note for the sum of $103,000. The note accrues interest at a rate of 12 percent per annum due at maturity.  The note matures nine months from the issuance date. Prepayment of the note is subject to a premium charge based on the amount of days prepaid before the maturity date.  The note allows conversion into the Company’s common stock at a discount of 37 percent of the stock’s market price. The holder shall have the right after 180 days to convert all or part of the note at their discretion. On June 19, 2018 the note was settled in full on the company’s behalf by a Director (see Note 8).

NOTE 10 – INCOME TAXES

The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgments and estimate are required in the determination of the consolidated income tax expense.

The reconciliation of income tax benefit at the U.S. statutory rate of 35% for the fiscal year ended July 31, 2017, to the Company’s effective tax rate is as follows:

Income tax benefit provision at statutory rate	$(2,655,485)
Change in valuation allowance	2,655,485
Income tax benefit provision	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of July 31, 2017 are as follows:

Net operating loss	$1,823,482
Valuation allowance	(1,823,482)
Net deferred tax asset	$-

The reconciliation of income tax benefit at the federal and state statutory blended rates for the fiscal year ended July 31, 2018, to the Company’s effective tax rate is as follows:

Income tax benefit provision at statutory rate	$(1,158,167)
Change in valuation allowance	1,158,167
Income tax benefit provision	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of July 31, 2018 are as follows:

Net operating loss	$2,981,649
Valuation allowance	(2,981,649)
Net deferred tax asset	$-

The Tax Cuts and Jobs Act of 2017 (the Act) reduced the statutory corporate federal income tax rate from 35% to 21% beginning in 2018. The blended tax rate for 2018 considered the tax laws enacted in 2017. The tax effect of temporary differences from net operating losses (“NOL”) has been reduced to reflect the newly enacted rate.

The Company has approximately $14,200,000 of NOL carried forward to offset taxable income in future years. The tax laws enacted in 2017 also changed the treatment of NOL. Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL that can be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017, hence, $3,000,000 of the NOL will be subject to the 80% limitation and will be carried forward indefinitely while $11,200,000 of the NOL will be carried forward for 20 years and will begin to expire in 2036.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

As of July 31, 2018 and 2017, the Company has no unrecognized income tax benefits.  The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense.  No interest or penalties have been recorded during the years ended July 31, 2018 and 2017.  As of July 31, 2018 and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards.  The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 11 – STOCKHOLDERS’ EQUITY

Treasury Stock

During the year ended July 31, 2018, the Company received cash of $2,600,651 from the sale of 800,914 treasury shares to various investors and a Directors.

Price Per Share	Shares	Value
$7.00	239,230	$1,674,610
$4.00	20,750	$83,000
$3.00	70,200	$210,600
$2.50	111,600	$279,000
$1.50	73,334	$110,001
$1.10	7,000	$7,700
$1.00	63,500	$63,500
$0.80	215,300	$172,240
Total	800,914	$2,600,651

Additionally, the Company issued 184,300 treasury shares to third parties for services provided during the year. The Company valued these shares using the closing quoted price of the Company’s common stock on the date of issuance. This resulted in an increase in the Company’s general and administrative expenses amounting to $1,259,347.

During the year ended July 31, 2017, the Company received cash of $5,203,003 from the sale of 749,277 Treasury Shares sold to third parties.  These transactions represent capital contributions and did not result in an increase in the number of shares outstanding.

Price Per Share	Shares	Value
$7.00	728,294	$5,098,058
$5.00	20,989	$104,945
Total	749,277	$5,203,003

As a result of these transactions, the Company has a balance of 7,557,179 and 8,542,393 in treasury shares as of July 31, 2018 and 2017, respectively.

NOTE 12 – COMMITMENTS AND LEASES

The Company is committed under numerous operating leases for its offices and various installations of operating equipment.  The office leases are commitments of 1 to 3 years and have extension of varying lives.  Equipment and installation locations have varying leases of between 3 and 5 years and also have varying renewal option of up to 5 years at time for 15 additional years.  The Company is also commited to long term technical agreements governed under service orders with several difference major telecommunications operators for access to dark fiber in conjunction with rack space and power at data centers.  Commitments on these technical agreements run from 5 to 10 years.

The future minimum lease payments are provided below.

Amount
For the fiscal year ended July 31, 2019	$879,851
For the fiscal year ended July 31, 2020	852,864
For the fiscal year ended July 31, 2021	428,356
For the fiscal year ended July 31, 2022	353,988
For the fiscal year ended July 31, 2023 and thereafter	864,768

Rent expense for the Company amounted to $830,145 and $873,000 for the fiscal years ended July 31, 2018 and 2017, respectively.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to July 31, 017, the Company received cash of $8,600 from the sale of 17,200 Treasury Shares sold to third parties. The Company also issued 110,000 shares of common stock for services to employees of the Company from Treasury Shares.

On September 12, 2018 the Company entered into a stock purchase agreement with Open Data Centers, LLC (the “Seller”). The purchase price for all of the Company Units is two million nine hundred thirty thousand five hundred sixty-six (2,930,566) shares of the Company’s Common Stock from treasury stock.  The shares of the Company’s Common Stock to be issued are restricted securities, as defined in Rule 144 of the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. The Company shall also pay Sellers a sum of $200,000 in Cash, delivered to the Sellers no later than January 10, 2019.

On September 11, 2018 the Company entered into a stock purchase agreement with 1stPoint Communications, LLC (the “Seller”). The purchase price for all of the Company Units is three million six hundred and forty-three thousand six hundred and forty-four (3,643,644) shares of the Company’s Common Stock from treasury stock.  Seventy five percent (75%) of the shares of the Company’s Common Stock to be issued are restricted securities, as defined in Rule 144 of the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.

On September 11, 2018 the Company entered into a stock purchase agreement with Endstream Communications, LLC (the “Seller”). The purchase price for all of the Company Units is one million nine hundred and fifty-seven thousand one hundred and sixteen (1,957,116) shares of the Company’s Common Stock from treasury stock.  Seventy five percent (75%) of the shares of Buyer Common Stock to be issued are restricted securities, as defined in Rule 144 of the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.

On September 11, 2018 the Company entered into a stock purchase agreement with Shelcomm, Inc. (the “Seller”).  The purchase price for all of the Company Units is nine hundred thousand (900,000) shares of the Company’s Common Stock from treasury stock. The shares of the Company’s Common Stock to be issued are restricted securities, as defined in Rule 144 of the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.

The value of the shares issued to the Sellers will be based upon the closing price on the date the transaction is completed. All restricted shares are as defined under Rule 144 of Securities and Exchange Commission and are restricted for a period of twelve (12) months from the date of closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2018, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Executive Officers and Directors of the Company

Name and Address of Beneficial Owner Directors and Officers:	Age	Class	Shares Held or Controlled	Percentage of Class[1]
Michael Cothill[2] Treasurer & Director 311 Broadway Point Pleasant Beach, NJ 08742	61	Common	4,350,000	7.2%
Don MacNeil[3] Director 311 Broadway Point Pleasant Beach, NJ 08742	53	Common	500,000	0.9%
Michael Sevell[4] Director 311 Broadway Point Pleasant Beach, NJ 08742	63	Common	6,987,074	11.6%
Mark Stogdill[5] CEO & Director 311 Broadway Point Pleasant Beach, NJ 08742	37	Common	15,000,000	24.8%
Dennis W. Doll[6] Director 311 Broadway Point Pleasant Beach, NJ 08742	59	Common	70,000	<1%
Michael Adamcik[7] Secretary 311 Broadway Point Pleasant Beach, NJ 08742	56	Common	36,200	<1%
All executive officers and directors as a group (6 people)		Common	26,943,274	44.5%

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

2. On August 1, 2016, Michael Cothill was appointed as the Company’s Treasury and Chairman of the Company’s Board of Directors. The beneficial ownership of our Chairman, Michael Cothill, is held through Ambleside Trust, of which he is the Managing Member.

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

7. On September 27 2017, Mr. Michael Adamcik was appointed Corporate Secretary.

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

(i)Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)Engaging in any type of business practice; or

(iii)Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

(i)Any Federal or State securities or commodities law or regulation; or

(ii)Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

Committees of the Board of Directors

The Company does not presently have a separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. The functions of those committees are undertaken by our Board of Directors as a whole. Mr. Doll, an independent Director, serves as Chairman of the Audit Committee and therefore presides at such meetings of the Committee.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE 1
Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)2	Total ($)
Michael Cothill 3 Treasurer and Chairman	2018	40,000	NIL	40,000
	2017	240,000	NIL	240,000
	2016	240,000	4,350	244,350
Don MacNeil 4 Director	2018	NIL	500	500
	2017	NIL	NIL	NIL
	2016	NIL	NIL	NIL
Michael Sevell 5 Director	2018	NIL	NIL	NIL
	2017	NIL	NIL	NIL
	2016	NIL	NIL	NIL
Mark Stogdill 6 President & CEO, Director	2018	65,704	NIL	65,704
	2017	200,000	4,800	204,800
	2016	200,000	15,000	215,000
Dennis Doll 7 Director	2018	NIL	NIL	NIL
	2017	NIL	NIL	NIL
	2016	NIL	NIL	NIL

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

3. Prior to his appointment as an Officer and Director on March 30, 2016, Michael Cothill was the Chairman and Director of our wholly owned subsidiary, Hammer Fiber Optic Investments Ltd. The “Other Compensation” set forth above is 4,350,000 shares issued at par value of $0.001.  Mr.

4. Cothill has an employment agreement with the company but opted to take a reduced compensation for year ending July 31, 2018 as reflected in Summary Compensation Table.

5. Don MacNeil was a Director of our wholly owned subsidiary, Hammer Fiber Optic Investments Ltd. The “Other Compensation” set forth above is 500,000 shares issued at par value of $0.001.

6. Michael Sevell was a Director of our wholly owned subsidiary, Hammer Fiber Optic Investments Ltd. He has not received compensation of any kind.

7. Mark Stogdill was CEO and Director of our wholly owned subsidiary, Hammer Fiber Optic Investments Ltd. The “Other Compensation” set forth above is 15,000,000 shares issued at par value of $0.001. Mr. Stogdill has an employment agreement with the company but opted to take a reduced compensation for year ending July 31, 2018 as reflected in Summary Compensation Table.

8. Mr. Doll was named a Director August 1, 2016 and serves as Chairman of the Audit Committee. He received no compensation for such services through the year ended July 31, 2018.

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

Name and Address of Beneficial Owner	Title of Class	Shares Held	Percent of Class
Arradis Enterprises LLC[1] 311 Broadway Point Pleasant Beach NJ 08742	Common	15,000,000	24.8%
Pointwest Group LLC[2] 311 Broadway Point Pleasant Beach NJ 08742	Common	7,456,250	12.3%
Ambleside Trust[3] 311 Broadway Point Pleasant Beach NJ 08742	Common	4,350,000	7.2%
Second Punch LLC[4] 311 Broadway Point Pleasant Beach NJ 08742	Common	3,208,750	5.3%
Forefront Investors LLC[5] 311 Broadway Point Pleasant Beach NJ 08742	Common	2,192,500	3.6%
Michael Sevell 311 Broadway Point Pleasant Beach NJ 08742	Common	1,585,824	2.6%
Centerline LLC[6] 311 Broadway Point Pleasant Beach NJ 08742	Common	500,000	0.9%

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

1. Our CEO and Director, Mark Stogdill, is the Managing Member of Arradis Enterprises LLC.

2. Helen Stogdill is the Managing Member of Pointwest Group LLC.

3. Our Treasurer and Chairman, Michael Cothill, is the sole trustee of Ambleside Trust.

4. Our Director, Michael Sevell, is the Managing Member of Second Punch LLC.

5. Our Director, Michael Sevell, is the Managing Member of Forefront Investments LLC.

6. Our Director, Don MacNeil, is the Managing Member of Centerline LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past two fiscal years, or in any proposed transaction, which has materially affected or will affect the Company other than as disclosed at Note 8 to the financial statements.

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

Under the definitions outlined it is our opinion that Dennis Doll, Donald MacNeil and Michael Sevell are independent directors.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2018	2017

Audit fees and audit related fees	$57,500	$42,000
Tax fees	-	-
All other fees	-	-
Total	$57,500	$42,000

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

3.1c	Articles of Merger Dated April 13, 2016	Filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
3.2	Bylaws	Filed with the SEC on March 2, 2012, as part of our Registration Statement on Form S-1.
10.1	Share Exchange Agreement by and among the Company, Hammer Fiber Optic Investments Ltd. and the shareholders of Hammer Fiber Optic Investments Ltd.	Filed with the SEC on April 28, 2016, as part of our Current Report on Form 8-K.
10.2	Material Contract for exclusive distribution rights	Filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
10.3	Employment Agreement dated September 11, 2018 between Mark Stogdill and the Company	Filed with the SEC on September 13, 2018, as part of our Form 8-K
10.4	Employment Agreement dated September 11, 2018 between Erik Levitt and the Company	Filed with the SEC on September 13, 2018, as part of our Form 8-K
10.5	Stock Purchase Agreement dated September 11, 2018 between 1stPoint Communications and the Company	Filed with the SEC on September 13, 2018, as part of our Form 8-K
10.6	Stock Purchase Agreement dated September 11, 2018 between Endstream Communications and the Company	Filed with the SEC on September 13, 2018, as part of our Form 8-K
10.7	Stock Purchase Agreement dated September 11, 2018 between Shelcomm Inc. and the Company	Filed with the SEC on September 13, 2018, as part of our Form 8-K
10.8	Stock Purchase Agreement dated September 12, 2018 between Open Data Centers and the Company	Filed with the SEC on September 13, 2018, as part of our Form 8-K
31.1	Sec. 302 Certification of Chief Executive Officer	Filed herewith
31.2	Sec. 302 Certification of Principal Financial Officer	Filed herewith
32.1	Sec. 906 Certification of Chief Executive Officer	Filed herewith
32.2	Sec. 906 Certification of Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: November 13, 2018/s/ Mark Stogdill

Mark Stogdill

Principal Executive Officer (during year ended 7/31/18)

Date: November 13, 2018/s/ Michael Cothill

Michael Cothill

Chairman and Principal Financial Officer

Date: November 13, 2018/s/ Michael Sevell

Michael Sevell

Director

Date: November 13, 2018/s/ Dennis W. Doll

Dennis W. Doll

Director

Date: November 13, 2018/s/ Donald MacNeil

Donald MacNeil

Director