Form 10-Q
period 2018-10-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2018-12-19
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 000-1539680

HAMMER FIBER OPTICS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

NEVADA	98-1032170
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

15 Corporate Place South, Suite 100#, Piscataway, NJ 08854

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

As of December 14, 2018, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and 53,135,762 shares outstanding.

HAMMER FIBER OPTICS HOLDINGS CORP.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
ITEM 4.	CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	15
ITEM 1A.	RISK FACTORS	15
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	15
ITEM 4.	MINE SAFETY DISCLOSURES	15
ITEM 5.	OTHER INFORMATION	15
ITEM 6.	EXHIBITS	15

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

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	October 31, 2018	July 31, 2018
	(UNAUDITED)	Restated
Current Assets
Cash	$1,150	$3,441
Accounts Receivable, net	22,185	19,332
Other current assets	4,829	9,488
Total current assets	28,164	32,261

Other Assets
Property and equipment, net	4,330,238	4,593,635
Intangible assets	18,934	18,934
Deposits	11,310	11,310
Total other assets	4,360,482	4,623,879

TOTAL ASSETS	$4,388,646	$4,656,140

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$174,710	$256,243
Notes Payable – related party	230,000	230,000
Current portion of long-term notes payable - related parties	3,394,067	3,394,067
Accrued interest	382,474	289,050
Total current liabilities	4,181,251	4,169,360

TOTAL LIABILITIES	4,181,251	4,169,360

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 250,000,000 shares authorized,
60,503,341 shares issued at October 31, 2018 and July 31, 2018; 53,135,762 and 52,946,162 shares outstanding at October 31, 2018 and July 31, 2018, respectively.	60,503	60,503
Treasury stock	-	-
Shares to be issued	176,100	-
Additional paid-in capital	14,675,659	14,617,719
Accumulated deficit	(14,704,867)	(14,191,442)
Total Stockholders' Equity	207,395	486,780

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,388,646	$4,656,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Quarter Ended October 31,
	2018	2017

REVENUE	$47,232	$37,293

OPERATING EXPENSES
Operations and maintenance	5,597	2,207
General and administrative	195,686	2,109,169
Depreciation expense	263,397	279,036
Total operating expenses	464,680	2,390,412

LOSS FROM OPERATIONS	(417,448)	(2,353,119)

OTHER INCOME AND EXPENSE
Interest expense	(95,977)	(86,284)
Interest income	-	1,765
Total other income (expense)	(95,977)	(84,519)

NET LOSS	$(513,425)	$(2,437,638)

Weighted average number of common shares outstanding – basic and diluted	53,031,038	52,180,159

Loss per common share - basic and diluted	$(0.01)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Quarter Ended
	October 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(513, 425)	$(2,437,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263,397	279,036
Services received paid with shares of stock	49,340	943,500
Changes in operating assets and liabilities
Accounts receivable	(2,853)	(7,565)
Other current assets	4,659	11,617
Accounts payable	(81,533)	(80,293)
Accrued interest	93,424	12,507
Net cash used in operating activities	(186,991)	(1,278,836)

Cash flows from investing activities:
Acquisition of property and equipment	-	(389,830)

Cash flows from financing activities:
Repayment of loans	-	(6,905)
Proceeds from sale of shares of treasury stock	184,700	1,398,508
Net cash provided by financing activities	184,700	1,391,603

Net change in cash	(2,291)	(277,063)
Cash at beginning of period	3,441	528,380
Cash at end of period	$1,150	$251,317

Supplemental disclosures of cash flows information:
Interest paid	$2,553	$75,000
Taxes paid	$5,774	$-

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial statements for the fiscal quarter ending October 31, 2018 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2018, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov.

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

Revenue recognition

We adopted ASC 606 on August 1, 2018. Revenue is measured based on a consideration specified in a contract or agreement with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Incidental items that are immaterial in the context of the contract are recognized as expense. Unearned revenues are recorded when cash payments are received or due in advance of the performance of the services. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

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

Revenue is recorded net of discounts provided to customers. Discounts applied during the quarter ended October 31, 2018 and 2017 were $3,287 and $6,319, respectively.

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

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of October 31, and July 31, 2018, there were no common stock equivalents outstanding.

Recent accounting pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”). ASU 2018-07 provides for improvements to nonemployee share-based payment accounting by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The awards will be measured at grant date, consistent with accounting for employee share-based payment awards. The measurement date has been redefined as the date at which the grantor and grantee reach a mutual understanding of the key terms and conditions of the award. The requirement to reassess classification of equity-classified awards upon vesting has been eliminated. We do not expect the adoption of this standard to have a material impact on the Company’s financial statements. The Company adopted ASU 2018-07 August 1, 2018.

In February 2016, FASB issued ASU No. 2016-02, Accounting Standards Update No. 2016-02, Leases (Topic 842).  ASU 2016-02 provides for improvements for accounting guidance related to a leasing treatments on financial statements as a response to user input. The update maintains two classifications of leases, Financial lease and Operating leases.   The Update is effective for fiscal years beginning after December 2015, 2018.  The company has not yet adopted this standard but there may be impact to the presentation of the Company’s financial statements during the period of adoption.

NOTE 4 – COMMITMENTS AND LEASES

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

The future minimum lease payments are provided below.

Amount
For the fiscal year ended July 31, 2019	$834,969
For the fiscal year ended July 31, 2020	820,464
For the fiscal year ended July 31, 2021	404,276
For the fiscal year ended July 31, 2022	1,197,956
For the fiscal year ended July 31, 2023 and thereafter

NOTE 5 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The Company’s continuation as a going concern is dependent upon, among other things, its ability to increase revenues, adequately control operating expenses and receive debt and/or equity capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Depreciation expense was $263,397 and $279,036 for the quarters ended October 31, 2018 and 2017, respectively.

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

For period ending October 31, 2018, 142,500 treasury shares were purchased by a Director of the Company, for cash of $142,500. As none of these shares were issued as of October 31, 2018, the full amount is reported in Shares to be issued, on the balance sheet (see also additional shares to be issued, as identified below in footnote 9).  As of October 31, 2018, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

During the three months ended October 31, 2018, the Company received cash of $184,700 from the sale of 255,700 treasury shares. 96,000 of these shares were sold at $0.35 per share; 142,500 of these shares were sold at $1 per share; and 17,200 shares were sold at $0.50 per share. Additionally, the Company issued 110,000 treasury shares to third parties for services provided during the period ended October 31, 2018. The Company valued these shares using the closing quoted price of the Company’s common stock on the date of issuance. This resulted an increase in the Company’s general and administrative expenses amounting to $49,340 in the first quarter of fiscal year 2019. Of the 255,700 treasury shares sold for cash during the period, 238,500 were yet to be issued as of October 31, 2018 (total value of $176,100).

As a result of these transactions, the Company has a balance of 7,191,479 treasury shares as of October 31, 2018.

NOTE 10 –SUBSEQUENT EVENTS

On September 11, 2018 the Company entered into a stock purchase agreement with 1stPoint Communications, LLC (the “Seller”) for the purchase of their business.  The acquisition was sought by the Company to complete ownership of key assets to support its hosted wireless services for entry into target markets. 1stPoint owns hosted carrier switching intellectual property for both voice and SMS, CLEC licenses in Florida and New York and a nationwide Commercial Mobile Radio Services license that will allow the company to move forward with its Everything Wireless integrated services strategy as well as hosting services that include cloud computing, virtual servers, virtual desktop and collaboration tools that will be used to advance the Company’s hosted services platform. The managing member of 1stPoint Communications, LLC is the new CEO of Hammer Fiber. Additionally, the agreement contains a buyback provision that expires 180 days from the closing date. The purchase price for all of the Company Units is three million seven hundred and four thousand five hundred and seventeen (3,704,517) shares of the Company’s Common Stock from treasury stock.  Seventy five percent (75%) of the shares of the Company’s Common Stock to be issued are restricted securities, as defined in Rule 144 of the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.  On November 1, 2018, the Company completed the previously announced purchase of 1stPoint Communications, LLC, whereby the Company acquired all of the outstanding equity ownership interests in 1stPoint Communications (the “Acquisition”).

On September 11, 2018 the Company entered into a stock purchase agreement with Shelcomm, Inc. (the “Seller”) for the purchase of their business. Shelcomm offers Pocket Paging, VoIP telephone and messaging solutions that will be used to support the assets acquired by 1stPoint and Endstream and support future Smart City deployments as part of the Company’s Everything Wireless strategy. The Co-Chairman of Shelcomm, Inc. is the new CEO of Hammer Fiber; although, he has no management responsibilities with Shelcomm, Inc. Additionally, the agreement contains a buyback provision that expires 180 days from the closing date. The purchase price for all of the Company Units is one million (1,000,000) shares of the Company’s Common Stock from treasury stock. The shares of the Company’s Common Stock to be issued are restricted securities, as defined in Rule 144 of the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.  On November 1, 2018, the Company completed the previously announced purchase of Shelcomm, Inc., whereby the Company acquired all of the outstanding equity ownership interests in Shelcomm (the “Acquisition”).

On September 12, 2018 the Company entered into a stock purchase agreement with Open Data Centers, LLC (the “Seller”) for the purchase of their business.  The acquisition was a crucial component of the Company’s future hosted services and wireless services platform.  Open Data Centers operates a brick-and-mortar colocation facility to support the development of new Company infrastructure and provides 24x7 remote network operations to help management the existing assets as well as the newly acquired 1stPoint and Endstream assets. The managing member of Open Data Centers, LLC is the new CEO of Hammer Fiber. Additionally, the agreement contains a buyback provision that expires 180 days from the closing date. The purchase price for all of the Company Units is two million nine hundred thirty thousand five hundred sixty-six (2,930,566) shares of the Company’s Common Stock from treasury stock.  The shares of the Company’s Common Stock to be issued are restricted securities, as defined in Rule 144 of the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. The Company shall also pay Sellers a sum of $200,000 in Cash, delivered to the Sellers no later than January 10, 2019.  On November 1, 2018, the Company completed the previously announced purchase of Open Data Centers, LLC whereby the Company acquired all of the outstanding equity ownership interests in Open Data Centers (the “Acquisition”).

On September 11, 2018 the Company entered into a stock purchase agreement with Endstream Communications, LLC (the “Seller”) for the purchase of their business.  The acquisition will bring new cash flow to the Company and will support its wireless service strategy through the offering of voice and messaging services.  Endstream offers global VoIP termination, Direct Inbound Calling and Calling Card services which will be utilized by the Company in projects contemplated both in the US and internationally. The managing member of Endstream Communications, LLC is the new CEO of Hammer Fiber. Additionally, the agreement contains a buyback provision that expires 180 days from the closing date. The purchase price for all of the Company Units is one million nine hundred and eighty-eight thousand six hundred and sixteen (1,988,617) shares of the Company’s Common Stock from treasury stock.  Seventy five percent (75%) of the shares of Buyer Common Stock to be issued are restricted securities, as defined in Rule 144 of the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.  Due to control of certain communications licenses by Endstream, pursuant to section 214 of the Communications Act of 1934, Endstream required Commission consent from the Federal Communications Commission (“FCC”) to transfer control of Endstream to the Company.  On November 18, 2018 the FCC approved the transfer of control of Endstream Communications, LLC effective December 17, 2018. The Company and Endstream plan to close the same day.

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

Results of Operations

Three Months Ended October 31, 2018 Compared to the Three Months Ended October 31, 2017

Net revenues for the three months ended October 31, 2018 and October 31, 2017 were $47,232 and $37,293, respectively. The Company earned revenues in 2017 as a result of completing the initial portion of its network infrastructure necessary to offer services.

During the three months ended October 31, 2018, the Company incurred total operating expenses of $464,680 compared with $2,390,412 for the comparable period ended October 31, 2017. The change in expenses was to due to the fact bad debit was credited for the amount of a previously impaired receivable, a reduction in staff, a reduction in outside support, the completion of market development in New Jersey and reduction of marketing expenses for the period. The Company anticipates operating costs to decrease as a result. The Company also issued 110,000 shares of the Company’s common stock from treasury for services. The Company valued these shares using the closing quoted price of the Company’s common stock on the date of issuance. This resulted an increase in the Company’s general and administrative expenses amounting to $49,340 in the first quarter of fiscal year 2019. The change in operating expenses are due to the reduction of staff and the elimination of certain outside resources.

The Company recorded depreciation and amortization expense of $263,397 and $279,036 during the three months ended October 31, 2018 and October 31, 2017, respectively. The decrease was the result of additional capital assets placed into service to further expand the company’s technology platform.

During the three months ended October 31, 2018 and October 31, 2017, interest expense was $95,977 and $86,284, respectively. The increase is attributable to an increase in the amount of related-party debt.

Liquidity and Capital Resources

The Company is at risk of remaining a going concern. Its ability to remain a going concern is dependent upon the ability to raise debt and/or equity capital from third-party sources for both working capital and business development needs until such time as the Company may be substantially sustained as a going concern through cash flow from operations.

Cash Flow from Operating Activities

During the three months ended October 31, 2018, the Company used $186,991 in cash for operating activities, compared to $1,278,836 in cash used for operating activities during the comparable 2017 period. The primary reason for this decrease is a reduction of general and administrative expenses that was previously required for the Company to develop operations in the Absecon Island market in New Jersey.

Cash Flow from Investing Activities

During the three months ended October 31, 2018, the Company’s investing activities consumed no cash, compared to $389,830 for the three months ended October 31, 2017. The primary reason for this decrease was from the completion of infrastructure and equipment expenditures for the development of the New Jersey service market.

Cash Flow from Financing Activities

During the three months ended October 31, 2018, the Company netted $184,700 in cash from financing activities compared with the net increase of $1,391,603 during the three months ended October 31, 2017. The change in investing activities is due to a reduction in treasury stock sold to third parties.

Going Concern

As at October 31, 2018, substantial doubt existed as to the Company’s ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Future Financings

We will continue to rely on equity sales of our common shares presently held in Treasury in order to continue to fund business operations. Any issuances of additional shares beyond those shares presently held in Treasury, may result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of shares held in Treasury or issue additional equity securities or arrange for debt or other financing in amounts sufficient to fund our operations and other development activities.

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

As of October 31, 2018, the end of the period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer and executive staff, with the participation of our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of October 31, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There has been no change in our securities since the fiscal year ended July 31, 2018.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: December 18, 2018/s/ Mark Stogdill

Mark Stogdill

Executive Officer and Director

Date: December 18, 2018/s/ Michael Cothill

Michael Cothill

Chairman and Principal Financial Officer

Date: December 18, 2018/s/ Erik B. Levitt

Erik B. Levitt

Principal Executive Officer