Form 10-Q
period 2019-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2019-03-25
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

As of March 25, 2019, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and 48,282,993 shares outstanding.

HAMMER FIBER OPTICS HOLDINGS CORP.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4.	CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16
ITEM 1A.	RISK FACTORS	16
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4.	MINE SAFETY DISCLOSURES	16
ITEM 5.	OTHER INFORMATION	16
ITEM 6.	EXHIBITS	17

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

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31 2019
	Unaudited	July 31 2018

Assets
Current Assets
Cash and cash equivalents	$328,114	$-
Accounts receivable	654,994	-
Security Deposits	262,447	-
Prepaid expenses	16,124	-
Total current assets	1,261,679	-

Property and equipment, net	193,987	-

Intangible assets	6,347,934	-

Other assets	220,717	-

Assets from Discontinued Operations	1,314,347	4,656,140

Total assets	$9,338,664	$4,656,140

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,162,620	$-
Loans payable	376,137	-
Rent concessions	132,678	-
Deferred Revenue	204,537	-
Total current liabilities	1,875,972	-

Liabilities from Discontinued Operations	8,339,471	4,169,360

Total Liabilities	10,215,443	4,169,360

Stockholders' Equity
Common stock, $0.001 par value, 250,000,000 shares authorized,
60,503,341 shares issued; 53,135,762 and 52,946,162 outstanding
as of July 31, 2018 and July 31, 2017, respectively	60,503	60,503
Treasury stock	-	-
Additional paid-in capital	20,666,398	14,617,719
Accumulated deficit	(21,603,680)	(14,191,442)
Total stockholders' equity	(876,779)	486,780

Total Liabilities and Stockholders' equity	$9,338,664	$4,656,140

See accompanying notes to consolidated statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Month Period Ended		For the Six Month Period Ended
	January 31		January 31
	2019	2018	2019	2018

Revenues	$877,318	$-	$877,318	$-

Cost of sales	708,849	-	708,849	-
Selling, general and administrative expenses	265,414	-	265,414	-
Depreciation expense	12,780	-	12,780	-
Total operating expenses	987,043	-	987,043	-

Operating income (loss)	(109,725)	-	(109,725)	-

Other expenses	(12,792)	-	(12,792)	-

Loss Before Discontinued Operations	(122,517)	-	(122,517)	-

Income (loss) From Discontinued Operations	(6,776,296)	(1,019,505)	(7,289,721)	(3,457,143)

Net Income (loss)	$(6,898,813)	$(1,019,505)	$(7,412,238)	$(3,457,143)

Weighted average number of common shares outstanding - basic and diluted	48,282,993	60,503,341	48,282,993	52,234,788

Loss per common share - basic and diluted
Continuing operations	$-	$-	$-	$-
Discontinued operations	(0.14)	(0.02)	(0.15)	(0.07)
	$(0.14)	$(0.02)	$(0.15)	$(0.07)

See accompanying notes to consolidated statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Period Ended
	January 31
	2019	2018
OPERATING ACTIVITIES

Net income (loss)	$(7,412,238)	$(3,457,143)
Loss from discontinued operations	7,289,721	3,457,143
Adjustments to reconcile net income (loss) to net
cash provided by operating activities of continuing operations:
Depreciation expense	12,780	-
Changes in operating assets and liabilities:
Accounts receivable	(372,498)	-
Prepaid expenses	265	-
Accounts payable	291,299	-
Deferred revenue	3,447	-
Other Changes	5
Rent concessions	-	-
Net cash provided by (used in) operating activities of continuing operations	(187,219)	-
Net cash provided by (used in) operating activities of discontinued operations	(3,479)	(1,789,480)
Net cash provided by (used in) operating activities	(190,698)	(1,789,480)

INVESTING ACTIVITIES

Purchase of property and equipment	(48,929)	-
Sale of Assets	550,000	-
Acquisition of customer contracts	-	-
Net cash provided by (used in) investing activities of continuing operations	501,071	-
Net cash provided by (used in) investing activities of discontinued operations	-	(501,625)
Net cash provided by (used in) investing activities	501,071	(501,625)

FINANCING ACTIVITIES
Repayment of loans	(110,128)	-
Investments	19,889	-
Net cash provided by (used in) financing activities of continuing operations	(90,239)	-
Net cash provided by (used in) financing activities of discontinued operations	-	1,870,705
Net cash provided by (used in) financing activities	(90,239)	1,870,705

Net increase (decrease) in cash	220,134	(420,400)

Cash, beginning of period	107,980	528,380

Cash, end of period	$328,114	$107,980

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$11,115	$906

Cash paid for taxes	$106	$-

See accompanying notes to consolidated statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Hammer Fiber Optics Holdings Corp. (“the Company”) is a telecommunications company investing in the future of wireless technology. Hammer’s “Everything Wireless” go to market strategy includes the development of high-speed fixed wireless service using its wireless fiber platform, Hammer Wireless® AIR, Mobility, Over-the-Top services such as voice, SMS and video collaboration services, the construction of smart city networks and hosting services including cloud and colocation.

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

In 2016 Hammer Fiber Optics Investments Ltd deployed its first beta network in Atlantic County, New Jersey. The network used a spectrum license agreement from Straightpath Communications, LLC. On January 17, 2018 Verizon Communications, LLC purchased Straightpath Communications, LLC and on July14 2018, Verizon terminated the spectrum license agreement effective October 31, 2018 despite communications that it would continue to honor the agreement. On October 31, 2018 the Company ceased operations of the network in Atlantic County and subsequently classified the subsidiary as a discontinued operation.

On November 1, 2018, the Company acquired Open Data Centers, LLC, 1stPoint Communications, LLC and its subsidiaries. 1stPoint and its subsidiaries possess CLEC licenses in Florida, New York State, and a nationwide CMRS (Commercial Mobile Radio Services) license. The companies operate data center facilities in Piscataway, New Jersey and Homewood, Alabama. On December 17, 2018, the Company closed the acquisition of Endstream Communications, LLC, a wholesale voice operator in the United States.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The interim financial statements for the fiscal quarter ending January 31, 2019 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2018, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov.

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

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and its subsidiaries, 1stPoint Communications, LLC and its subsidiaries, which includes Shelcomm, Inc, Open Data Centers, LLC and Endstream Communications, LLC. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of January 31 2019, and July 31, 2018, there were no common stock equivalents outstanding.

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

NOTE 4 – DISCONTINUED OPERATIONS

Hammer Fiber Optics Investment Ltd ceased operations in the Atlantic County geographical market on October 31, 2018 when Verizon Communications, LLC terminated the spectrum lease agreement. The operations of Hammer Fiber Optics Investments, Ltd were classified as a discontinued operation. Reporting of the discontinued operation is in accordance with Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

As part of the classification of discontinued operations, Hammer staff determined that the assets associated with Hammer Fiber Optics Investments Ltd were fully impaired, and therefore wrote down the following:

Capitalized Labor(1,128,336)

Radio Equipment(1,340,425)

Buildings and Structures(75,451)

Leasehold Improvements(13,371)

In addition, two major suppliers accelerated amounts due, in accordance with their agreements. The total value of those accelerated agreements was expensed in the quarter as expenses associated with discontinued operations.

Crown Castle Fiber FKA Lightower(1,544,621)

Zayo Group, LLC(2,561,370)

For further information please see NOTE 11 – Subsequent Events.

NOTE 5 – COMMITMENTS AND LEASES

Open Data Centers, LLC is committed to a long term operating leases for its facility in Piscataway, New Jersey. There are five more years remaining on the lease with two (2) four (4) year extensions.

The future minimum lease payments are provided below:

Amount
For the year ended July 31, 2019	$365,272.44
For the fiscal year ended July 31, 2020	376,230.72
For the fiscal year ended July 31, 2021	387,517.68
For the fiscal year ended July 31, 2022	399,143.16
For the fiscal year ended July 31, 2023	411,117.48
For the fiscal year ended July 31, 2024	423,450.96

1stPoint Communications, LLC is committed to a long term operating lease for its facility in Homewood, Alabama. The lease has been renewed for two (2) more years, effective 1 March 2019.

The future minimum lease payments are provided below:

Amount
For the year ended July 31, 2019	$8,526.40
For the fiscal year ended July 31, 2020	25,835.00
For the fiscal year ended July 31, 2021	8,782.20

All operating leases previously reported have been either terminated, or were accelerated by two major telecommunications operators.

NOTE 6 – GOING CONCERN

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

NOTE 7 – PROPERTY AND EQUIPMENT

As of January 31, 2019, property and equipment consisted of the following:

	Amount	Life

Computer and Telecom equipment	$111,852	3 years
Building & Structures	82,135	3 years
Sub-total	193,987
Total	$193,987

NOTE 8 – INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $1,197,882 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and goodwill. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset’s fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the fiscal year ended July 31, 2016, the Company entered into two promissory notes with a related party for an aggregate amount of $2,400,000 and $1,000,000, respectively. The $2,400,000 note matured on January 4, 2019. The terms consist of ten principal and interest payments due quarterly in the amount of $300,000 for total payments of $3,000,000. The Company is currently in default on this loan. To date, the Company has made payments on this note amounting to $725,831. The payments were applied to interest accrued as of the time of payment as well as to principal. The principal balance was $2,294,067 at July 31, 2018 and 2017.  The interest accrued was $219,434 at July 31, 2018 and $69,594 at July 31, 2017, respectively.

The $1,000,000 note matured on June 9, 2018 at which time the principal became due in its entirety, in addition to simple interest accrued at 3%. The company is currently in default on this loan.

As of October 31, 2018, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

On January 4, 2019 the Board of Directors approved a one-time transaction to repurchase 13,000,000 shares of restricted Common Stock from substantial related party shareholders (See NOTE 9).

NOTE 10 – STOCKHOLDERS’ EQUITY

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

On January 4, 2019 the Company repurchased 13,000,000 shares of restricted Common Stock from substantial related-party shareholders.  The shares of common stock were repurchased by the Company at $0.0001 per share.  The repurchased shares were added to the Treasury stock of the Company and intend to be used for the purposes of effecting mergers, acquisitions, joint ventures, contractual relations and may be issued to investors under private placement agreements.

As a result of these transactions, the Company has a balance of 48,282,993 treasury shares as of January 31, 2019.

NOTE 11- ACQUISITIONS

On November 1, 2018, the Company acquired Open Data Centers, LLC, 1stPoint Communications, LLC and its subsidiaries. On December 17, 2018, the Company closed the acquisition of Endstream Communications, LLC, a wholesale voice operator in the United States.  The purchase price is as follows:

•Endstream Communications, LLC is 1,957,116 shares of the Company’s Common Stock from treasury stock

•1stPoint Communications, LLC and its subsidiaries is 3,643,644 shares of the Company’s Common Stock from treasury stock

•Open Data Centers, LLC is 2,930,566 shares of the Company’s Common Stock from treasury stock

The following table shows the preliminary allocation of the purchase price consideration to the acquired identifiable assets and liabilities assumed. The final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities.

Total purchase price	$2,403,571

Cash	84,815
Accounts receivable	336,919
Prepaid expenses	12,679
Fixed assets	137,161
Intangible assets	2,837,536
Other assets	217,363
Liabilities assumed	(1,222,902)
$2,403,571

NOTE 12 – SUBSEQUENT EVENTS

The following two amounts were accelerated pursuant to the terms and conditions of the agreements with the supplier:

Crown Castle Fiber FKA Lightower$1,544,621

Zayo Group, LLC$2,561,370

These agreements are not secured.

The following three parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Calvi Electric$9209.69

Horizon Blue Cross$17,308.58

Bank of America$20,075.83

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

Results of Operations

Three Months Ended January 31, 2019 Compared to the Three Months Ended January 31, 2018

Net revenues for the three months ended January 31, 2019 and January 31, 2018 were $887,318 and $52,681, respectively. The Company earned revenues in the first quarter of year end 2019 through subscription sales of internet service from the Hammer Fiber Optic Investments Ltd. Subsidiary and in the second quarter from the sale of services from the 1stPoint Communications, Endstream Communications and Open Data Centers subsidiaries, which includes business Internet, Mobility, OTT services such as voice, video and collaboration services as well as hosting and colocation services.

During the three months ended January 31, 2019, the Company incurred total operating expenses of $987,043 compared with $1,099,646 for the comparable period ended January 31, 2018.  The decrease in operating expenses is due to the substantial change in operations and the discontinuation of the Hammer Fiber Optics Investments Ltd subsidiary.

The Company recorded depreciation and amortization expense of $12,780 and $283,909 during the three months ended January 31, 2019 and January 31, 2018, respectively.

During the three months ended January 31, 2019 and January 31, 2018, interest expense was $11,115 and $89,305, respectively. The decrease is attributable to the substantial change in operations and the discontinuation of the Hammer Fiber Optics Investments Ltd subsidiary.

Six Months Ended January 31, 2019 Compared to the Six Months Ended January 31, 2018

Net revenues for the six months ended January 31, 2019 and January 31, 2018 were $887,043 and $89,974, respectively. The Company earned revenues in the first quarter of year end 2019 through subscription sales of internet service from the Hammer Fiber Optic Investments Ltd. Subsidiary.  These revenues have now been classified as a component of discontinued operations. In the second quarter the net revenues increased from the consolidation of the 1stPoint, Endstream, Open Data Centers and Shelcomm subsidiaries.

During the six months ended January 31, 2019, the Company incurred total operating expenses of $987,043 compared with $3,490,059 for the comparable period ended January 31, 2018.  The change in operating expenses are due to inclusion of the consolidated expenses from the 1stPoint, Endstream and Open Data Center subsidiaries and the classification of operating expenses as a component of the loss from discontinued operations.

The Company recorded depreciation and amortization expense of $12,780 and $562,945 during the three months ended January 31, 2019 and January 31, 2018, respectively.  The decrease was due to a one time write-down of assets associated with discontinued operations.

During the three months ended January 31, 2019 and January 31, 2018, interest expense was $11,115 and $9,762, respectively. The increase is attributable to the increase in loans to 1stPoint Communications, LLC and the classification of any prior interest expense as a discontinued operation.

Liquidity and Capital Resources

The Company is at risk of remaining a going concern. Its ability to remain a going concern is dependent upon whether the company can raise debt and/or equity capital from third-party sources for both working capital and business development needs until such time as the Company may be substantially sustained as a going concern through cash flow from operations or the Company increases its cash flow from operations through sale of services in the newly announced markets of Dominica, Jamaica and Sierra Leone as well as increases in sales from the existing business units of 1stPoint Communications, Endstream Communications and Open Data Centers.

Cash Flow from Operating Activities

During the six months ended January 31, 2019, the Company used $187,219 in cash for operating activities, compared to $1,789,480 in cash used for operating activities during the comparable 2018 period. The primary reason for this decrease is the substantial change in operations and the reduced operating expenses associated with the operations of 1stPoint Communications, Endstream Communications and Open Data Centers.

Cash Flow from Investing Activities

During the three months ended January 31, 2019, the Company’s investing activities netted $501,070, compared to consuming $389,830 for the three months ended January 31, 2018.  The primary reason for this increase was the substantial change in operations and reduced capital requirements of 1stPoint Communications, Endstream Communications and Open Data Centers and due to the sale of certain assets.

Cash Flow from Financing Activities

During the three months ended January 31, 2019, the Company consumed $90,238 in cash from financing activities compared with the net of $501,625 during the three months ended January 31, 2018.   The change in investing activities is due to a reduction in treasury stock sold to third parties and repayments of loans.

Going Concern

As at January 31, 2019, doubt existed as to the Company’s ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer to allow for timely decisions regarding required disclosure.

As of January 31, 2019, the end of the period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer and executive staff of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of January 31, 2019, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

Effective November 1, 2018 the management and accounting resources of the 1stPoint subsidiary assumed responsibility of our internal controls during the quarter ended January 31, 2019.  The Company views this migration to have a positive material impact on our ability to maintain internal controls over financial reporting as 1stPoint has a separation in banking, day-to-day accounting and financial reporting responsibilities.

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

See Note 11, “Subsequent Events” of our Notes to the Condensed Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 9, 2019 the Company repurchased 13,000,000 shares of our common stock for an aggregate of $1,300 at a weighted-average price per share of $0.0001 from two substantial related-party shares.  The terms and conditions of this repurchase are outlined in Note 10

Stockholders Equity in the Footnotes to the condensed consolidated Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: March 25, 2019/s/ Michael Cothill

Michael Cothill

Chairman and Principal Financial Officer

Date: March 25, 2019/s/ Erik B. Levitt

Erik B. Levitt

Principal Executive Officer

Date: March 25, 2019/s/ Mark Stogdill

Mark Stogdill

Executive Director

Date: March 25, 2019/s/ Michael Sevell

Michael Sevell

Executive Director