Form 10-Q/A
period 2019-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2019-04-01
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment # 1 to the Quarterly Report on Form 10-Q ("Form 10-Q") for the period ended January 31, 2019, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment #1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: April 1, 2019/s/ Michael Cothill

Michael Cothill

Chairman and Principal Financial Officer

Date: April 1, 2019/s/ Erik B. Levitt

Erik B. Levitt

Principal Executive Officer

Date: April 1, 2019/s/ Mark Stogdill

Mark Stogdill

Executive Director

Date: April 1, 2019/s/ Michael Sevell

Michael Sevell

Executive Director