Form 10-Q
period 2019-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2019-06-14
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] [X]

As of June 14, 2019, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and 48,409,396 shares outstanding.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	April 30, 2019 (UNAUDITED)	July 31, 2018
ASSETS
Current Assets
Cash	$60,985	$-
Accounts Receivable, net	730,102	-
Security Deposits	237,241	-
Prepaid expenses	15,446	-
Total current assets	1,043,774	-

Other Assets
Property and equipment, net	202,436	-
Intangible and other assets	3,545,869	-
Assets from Discontinued Ops	1,311,169	4,656,140
Total other assets	5,059,474	4,656,140

TOTAL ASSETS	$ 6,103,248	$ 4,656,140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,110,848	$-
Notes Payable – related party	-	-
Loans payable	292,432	-
Rent concessions	129,061	-
Deferred revenue	200,545	-
Total current liabilities	1,732,886	-

Liabilities from Discontinued Operations	8,359,926	4,169,360

TOTAL LIABILITIES	10,092,812	4,169,360

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 250,000,000 shares authorized,
60,503,341 shares issued at April 30, 2019 and July 31, 2018; 48,409,396 and 52,946,162 shares outstanding at April 30, 2019 and July 31, 2018, respectively.	60,503	60,503
Additional paid-in capital	17,631,700	14,617,719
Accumulated deficit	(21,681,767)	(14,191,442)
Total Stockholders' Equity (Deficit)	(3,989,564)	486,780

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,103,248	$4,656,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018

REVENUE	$1,071,212	$-	$1,948,530	$-

OPERATING EXPENSES
Operations and maintenance	786,697	-	1,495,546	-
General and administrative	337,625	-	603,039	-
Depreciation expense	14,815	-	27,595	-
Total operating expenses	1,139,137	-	2,126,180	-

LOSS FROM OPERATIONS	(67,925)	-	(177,650)	-

Other expenses	9,958	-	22,954
Loss before discontinued operations	(77,883)	-	(200,604)	-

Loss from Discontinued Operations	(21,546)	(1,019,505)	(7,289,721)	(3,457,143)

NET LOSS	$(99,429)	$(1,019,505)	$(7,490,325)	$(3,457,143)

Weighted average number of common shares outstanding - basic and diluted	48,409,396	60,503,341	48,409,396	52,234,788

Loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.02)	$(0.15)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	April 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(7,490,325)	$-
Loss from discontinued operations	7,289,721
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	22,595	-
Services received paid with shares of stock	-	-
Changes in operating assets and liabilities
Accounts receivable	(474,247)	-
Prepaid expenses	483	-
Accounts payable	325,371	-
Deferred revenue	(13,857)	-
Net cash used in operating activities of continuing operations	(340,259)	-
Net cash used in operating activities of discontinued operations	(6,657)	(2,211,484)
Net cash used in operating activities	(346,916)	(2,211,484)

Cash flows from investing activities:
Acquisition of property and equipment	(72,194)	-
Sale of assets	550,000	-
Net cash provided by investing activities of continuing operations	477,806	-
Net cash used in investing activities of discontinued operations	-	(567,521)
Net cash provided by (used in) investing activities	477,806	(567,521)
Cash flows from financing activities:
Repayments of loans	(185,211)	-
Investments	7,926	-
Net cash used in financing activities of continuing operations	(177,885)	-
Net cash provided by financing activities of discontinued operations	-	3,611,096
Net cash provided by (used in) financing activities of continuing operations	(177,885)	3,611,096

Net change in cash
Net change in cash	(46,995)	(526,800)
Cash at beginning of period	107,980	528,380
Cash at end of period	$60,985	$1,580

Supplemental disclosures of cash flows information:
Interest paid	$9,158	$906
Cash paid for taxes	800	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS APRIL 30, 2019

Unaudited

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

Employees

We currently have 19 full-time employees and 1 part-time employee.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS APRIL 30, 2019

Unaudited

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial statements for the fiscal quarter ending April 30, 2019 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2018, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS APRIL 30, 2019

Unaudited

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of April 30, 2019, and July 31, 2018, there were no common stock equivalents outstanding.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS APRIL 30, 2019

Unaudited

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2016, FASB issued ASU No. 2016-02, Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2016-02 provides for improvements for accounting guidance related to leasing treatments on financial statements as a response to user input. The update maintains two classifications of leases, Financial lease and Operating leases. The Update is effective for fiscal years beginning after December 2015, 2018. The company has not yet adopted this standard but there may be impact to the presentation of the Company’s financial statements during the period of adoption.

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

NOTE 5 – COMMITMENTS AND LEASES

Open Data Centers, LLC is committed to long term operating leases for its facility in Piscataway, New Jersey. There are five more years remaining on the lease with two (2) four (4) year extensions.

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

The future minimum lease payments are provided below:

Amount
For the year ended July 31, 2019	$3,120.60
For the fiscal year ended July 31, 2020	25,835.00
For the fiscal year ended July 31, 2021	8,782.20

All operating leases previously reported have been either terminated, or were accelerated by two major telecommunications operators.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS APRIL 30, 2019

Unaudited

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

NOTE 7 – PROPERTY AND EQUIPMENT

As of April 30, 2019, property and equipment consisted of the following:

	Amount	Life
Computer and telecommunication equipment	$124,183	3 years
Building and structures	78,253	3 years

Sub-total	202,436
Total	$202,436

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

On January 4, 2019 the Board of Directors approved a one-time transaction to repurchase 13,000,000 shares of restricted Common Stock from substantial related party shareholders (See NOTE 10).

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS APRIL 30, 2019

Unaudited

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

The Company issued $125,000 of Treasury stock to an employee as shares for services, in settlement of an existing employment agreement. The award date for this stock issued was April 18, 2019 and the Company valued the transaction at the closing price of $0.549 for the stock on that date.

As a result of these transactions, the Company has a balance of 48,409,396 treasury shares as of April 30, 2019.

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
2,403,571

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

Results of Operations

Three Months Ended April 30, 2019 Compared to the Three Months Ended April 30, 2018

Net revenues for the three months ended April 30, 2019 and April 30, 2018 were $1,071,212 and $56,550, respectively. The Company earned revenues in the third quarter of year end 2019 through the sale of services from the 1stPoint Communications, Endstream Communications and Open Data Centers subsidiaries, which includes business Internet, Mobility, OTT services such as voice, video and collaboration services as well as hosting and colocation services.

During the three months ended April 30, 2019, the Company incurred total operating expenses of $1,139,137 compared with $1,262,912 for the comparable period ended April 30, 2018. The decrease in operating expenses is due to the substantial change in operations and the discontinuation of the Hammer Fiber Optics Investments Ltd subsidiary.

The Company recorded depreciation and amortization expense of $14,815 and $286,956 during the three months ended April 30, 2019 and April 30, 2018, respectively. The change was due to the substantial change in operations and writing down assets associated with the discontinued operations.

During the three months ended April 30, 2019 and April 30, 2018, interest expense was $9,958 and $94,154, respectively. The decrease is attributable to the substantial change in operations and the discontinuation of the Hammer Fiber Optics Investments Ltd subsidiary.

Nine Months Ended April 30, 2019 Compared to the Nine Months Ended April 30, 2018

Net revenues for the nine months ended April 30, 2019 and April 30, 2018 were $1,948,530 and $146,525, respectively. The Company earned revenues in the first quarter of year end 2018 through subscription sales of internet service from the Hammer Fiber Optic Investments Ltd. Subsidiary, now classified as a discontinued operation. The increase in net revenues for the third quarter of 2019 are from the consolidation of the 1stPoint, Endstream, Open Data Centers and Shelcomm subsidiaries.

During the nine months ended April 30, 2019, the Company incurred total operating expenses of $2,126,180 compared with $3,532,435 for the comparable period ended April 30, 2018. The decrease in operating expenses are due to inclusion of the consolidated expenses from the 1stPoint, Endstream and Open Data Center subsidiaries and the classification of operating expenses as a component of the loss from discontinued operations.

The Company recorded depreciation and amortization expense of $12,780 and $849,901 during the three months ended April 30, 2019 and April 30, 2018, respectively. The decrease was due to a one-time write-down of assets associated with discontinued operations.

During the nine months ended April 30, 2019 and April 30, 2018, interest expense was $22,750 and $269,742, respectively. The decrease is attributable to the classification of any prior interest expense as a discontinued operation and an increase in loans to 1stPoint Communications, LLC.

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

Cash Flow from Operating Activities

During the nine months ended April 30, 2019, the Company used $346,916 in cash for operating activities, compared to $2,211,484 in cash used for operating activities during the comparable 2018 period. The primary reason for this decrease is the substantial change in operations and the reduced operating expenses associated with the operations of 1stPoint Communications, Endstream Communications and Open Data Centers.

Cash Flow from Investing Activities

During the three months ended April 30, 2019, the Company’s investing activities netted $477,806, compared to consuming $567,521 for the nine months ended April 30, 2018. The primary reason for this decrease was the substantial change in operations and reduced capital requirements of 1stPoint Communications, Endstream Communications and Open Data Centers and due to the sale of certain assets.

Cash Flow from Financing Activities

During the three months ended April 30, 2019, the Company consumed $177,885 in cash from financing activities compared with the net of $2,252,205 during the nine months ended April 30, 2018. The change in investing activities is due to a reduction in treasury stock sold to third parties and repayments of loans.

Going Concern

As at April 30, 2019, doubt existed as to the Company’s ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of April 30, 2019, the end of the period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer and executive staff of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of April 30, 2019, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

Effective November 1, 2018 the management and accounting resources of the 1stPoint subsidiary assumed responsibility of our internal controls during the quarter ended April 30, 2019. The Company views this migration to have a positive material impact on our ability to maintain internal controls over financial reporting as 1stPoint has a separation in banking, day-to-day accounting and financial reporting responsibilities.

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

The following two amounts were accelerated pursuant to the terms and conditions of the agreements with the supplier:

Crown Castle Fiber FKA Lightower	$1,544,621
Zayo Group, LLC	$2,561,370

These agreements are not secured.

The following three parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Calvi Electric	$9209.69
Horizon Blue Cross	$17,308.58
Bank of America	$20,075.83

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

N/A.

ITEM 5. OTHER INFORMATION

Please refer to our Current Reports on Form 8-K filed since August 19, 2016, which are incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

HAMMER FIBER OPTICS HOLDINGS CORP.
Date: June 14, 2019	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer

Date: June 14, 2019	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: June 14, 2019	/s/ Mark Stogdill
Mark Stogdill
Executive Director

Date: June 14, 2019	/s/ Michael Sevell
Michael Sevell
Director