Form 10-Q/A
period 2019-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2019-07-03
CIK 1539680

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

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	April 30, 2019 (UNAUDITED)	July 31, 2018
ASSETS
Current Assets
Cash	$60,985	$-
Accounts Receivable, net	730,102	-
Security Deposits	237,241	-
Prepaid expenses	15,446	-
Total current assets	1,043,774	-

Other Assets
Property and equipment, net	202,436	-
Intangible and other assets	3,545,869	-
Assets from Discontinued Ops	1,311,169	4,656,140
Total other assets	5,059,474	4,656,140

TOTAL ASSETS	$6,103,248	$4,656,140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,110,848	$-
Notes Payable – related party	-	-
Loans payable	292,432	-
Rent concessions	129,061	-
Deferred revenue	200,545	-
Total current liabilities	1,732,886	-

Liabilities from Discontinued Operations	8,359,926	4,169,360

TOTAL LIABILITIES	10,092,812	4,169,360

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 250,000,000 shares authorized,
60,503,341 shares issued at April 30, 2019 and July 31, 2018; 48,409,396 and 52,946,162 shares outstanding at April 30, 2019 and July 31, 2018, respectively.	60,503	60,503
Additional paid-in capital	17,631,700	14,617,719
Accumulated deficit	(21,681,767)	(14,191,442)
Total Stockholders' Equity (Deficit)	(3,989,564)	486,780

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,103,248	$4,656,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018

REVENUE	$1,071,212	$-	$1,948,530	$-

OPERATING EXPENSES
Operations and maintenance	786,697	-	1,495,546	-
General and administrative	337,625	-	603,039	-
Depreciation expense	14,815	-	27,595	-
Total operating expenses	1,139,137	-	2,126,180	-

LOSS FROM OPERATIONS	(67,925)	-	(177,650)	-

Other expenses	(9,958)	-	(22,954)
Loss before discontinued operations	(77,883)	-	(200,604)	-

Loss from Discontinued Operations	(21,546)	(1,019,505)	(7,289,721)	(3,457,143)

NET LOSS	$(99,429)	$(1,019,505)	$(7,490,325)	$(3,457,143)

Weighted average number of common shares outstanding - basic and diluted	48,409,396	60,503,341	48,409,396	52,234,788

Loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.02)	$(0.15)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	April 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(7,490,325)	$-
Loss from discontinued operations	7,289,721
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	22,595	-
Services received paid with shares of stock	-	-
Changes in operating assets and liabilities
Accounts receivable	(474,247)	-
Prepaid expenses	483	-
Accounts payable	325,371	-
Deferred revenue	(13,857)	-
Net cash used in operating activities of continuing operations	(340,259)	-
Net cash used in operating activities of discontinued operations	(6,657)	(2,211,484)
Net cash used in operating activities	(346,916)	(2,211,484)

Cash flows from investing activities:
Acquisition of property and equipment	(72,194)	-
Sale of assets	550,000	-
Net cash provided by investing activities of continuing operations	477,806	-
Net cash used in investing activities of discontinued operations	-	(567,521)
Net cash provided by (used in) investing activities	477,806	(567,521)
Cash flows from financing activities:
Repayments of loans	(185,811)	-
Investments	7,926	-
Net cash used in financing activities of continuing operations	(177,885)	-
Net cash provided by financing activities of discontinued operations	-	2,252,205
Net cash provided by (used in) financing activities of continuing operations	(177,885)	2,252,205

Net change in cash
Net change in cash	(46,995)	(526,800)
Cash at beginning of period	107,980	528,380
Cash at end of period	$60,985	$1,580

Supplemental disclosures of cash flows information:
Interest paid	$9,158	$906
Cash paid for taxes	$800	$-

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

HAMMER FIBER OPTICS HOLDINGS CORP.
Date: July 2, 2019	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer

Date: July 2, 2019	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: July 2, 2019	/s/ Mark Stogdill
Mark Stogdill
Executive Director

Date: July 2, 2019	/s/ Michael Sevell
Michael Sevell
Director