Form 10-K
period 2019-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2019-11-14
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

Commission file number 000-1539680

HAMMER FIBER OPTICS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

NEVADA	98-1032170
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

15 Corporate Place South

Suite 100

Piscataway, NJ 08754

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 31, 2019, was $32,592,955 (based upon the $0.57 closing price for shares of the registrant’s common stock as reported by the OTCBB on July 31, 2019, the last trading day of the registrant’s most recently completed fourth fiscal quarter).

As of July 31, 2019, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and 57,180,623 outstanding.

Table of Contents

to Annual Report on Form 10-K

For the Fiscal Year Ended July 31, 2019

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

On September 11, 2018, our board of directors approved stock purchase agreements with 1stPoint Communications LLC and its subsidiaries, Endstream Communications LLC, Open Data Centers LLC and Shelcomm Inc. for the acquisition of all of the equity of the entities. 1stPoint and its subsidiaries possess CLEC licenses in Florida, New York State, and a nationwide CMRS (Commercial Mobile Radio Services) license. The companies operate a data center facility in Piscataway, New Jersey. The acquisition of 1stPoint Communications, LLC, Open Data Centers, LLC and Shelcomm, Inc. closed on November 1, 2018. The acquisition of Endstream Communications, LLC closed on December 17, 2018.

On January 29, 2019 our board of directors approved a stock purchase agreement with American Network, Inc to acquire all of its equity. The acquisition of American Network, Inc closed on September 1, 2019.

Current Operations

Hammer Fiber Optics Holdings Corp (OTCQB:HMMR) is a telecommunications company investing in the future of wireless technology. Hammer’s “Everything Wireless” go to market strategy includes the develop of high speed fixed wireless service for residential, small business and enterprise clients using its wireless fiber platform, Hammer Wireless AIR®, mobility networks including 4G/LTE, Over-the-Top services such as voice, SMS and collaboration services and hosting services including cloud and colocation.

Employees

We currently have twenty two employees, twenty of which are full time employees and two are part time.

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

The markets for our products and services are characterized by rapidly changing technologies, evolving industry or regulatory standards and new product introductions. Our success is dependent on the successful introduction of new products and services, or upgrades of current products and services, and our ability to compete with new technologies. The following factors related to our products, services and markets, if they do not continue as in the recent past, could have an adverse impact on our operations:

•our ability to source critical materials such as optical fiber and cable and hardware and equipment, at competitive prices;

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

We source many of our materials from international manufacturers. As a result, we must locate and secure production that meets our demands. We depend on our manufacturers to maintain adequate financial resources and maintain sufficient development and manufacturing capacity. We do not have material long-term contracts with any of our manufacturers, and these manufacturers generally may unilaterally terminate their relationship with us at any time. Our dependence on contract manufacturers could subject us to a number of risks if these manufacturers do not meet our quality, cost, working conditions and other requirements or if they fail to materially perform, any of which could seriously harm our sales and reputation. Further, if we need to place greater demands on our current manufacturers due to increased customer demands, or seek additional or replacement manufacturers, we may be unable to do so on terms that are acceptable to us, if at all.

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

Foreign Currency

We transact business in various foreign currencies including the Euro and the Leone. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into UDS Dollars using the weighted-average exchange rates on the period end date and asstes and liabilities of operations outside the United States are translated into US Dollars using the change rate on the balance sheet dates. The effects of foreign currency translation adjustments are included in the stockholders’ equity as a component of the AOCL in the accompanying financial statements.

Revenue Concentration

During the period Endstream Communications had customer concentration in its Toll Free Termination business. This business has since been discontinued and its operations replaced with its International Termination business.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

Fiscal Year 2018	High	Low
July 31, 2019	0.59	0.305
April 30, 2019	0.805	0.401
January 31, 2019	1.03	0.20
October 30, 2018	0.60	0.41
Fiscal Year 2017
July 31, 2018	2.85	0.478
April 30, 2018	4.92	2.72
January 31, 2018	10.15	2.95
October 30, 2017	38.00	9.68

Note: High and Low prices reflected are through July 31, 2019.

Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

As of July 31, 2019, there were 60,503,341 shares of common stock issued and 57,180,623 outstanding.

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

On September 11, 2018, Mark Stogdill, President and Chief Executive Officer and Executive Director of the Board of Directors of the Company resigned from his position as President and Chief Executive Officer of the Company. Mr. Stogdill retains his position as an Executive Director of the Board of Directors. In combination with this change, Erik B. Levitt was appointed the interim President and Chief Executive Officer, effective immediately.

On October 10, 2018 the Company announced the closure of the Atlantic City, NJ wireless broadband network as a result of the termination of the Master Spectrum Lease Agreement held by the Company subsidiary Hammer Fiber Optic Investments Ltd. d/b/a Hammer Communications by Verizon Communications. Verizon Communications had informed the Company of their intention to honor the terms of the lease agreement, then subsequently issued a notification to the Company that the spectrum lease for the 28 GHz spectrum will be prematurely terminated as of October 31, 2018. The Company negotiated with Verizon to find a path forward and was offered a less desirable spectrum leasing arrangement. After extensive engineering discussions it was determined that it was not feasible to pursue the alternative agreement proposed by Verizon. As a result, the Company discontinued operations as of October 31, 2018.

On September 11, 2018, our board of directors approved stock purchase agreements with 1stPoint Communications LLC and its subsidiaries, Endstream Communications LLC, Open Data Centers LLC and Shelcomm Inc. for the acquisition of all of the equity of the entities. 1stPoint and its subsidiaries possess CLEC licenses in Florida, New York State, and a nationwide CMRS (Commercial Mobile Radio Services) license. The companies operate a data center facility in Piscataway, New Jersey. The acquisition of 1stPoint Communications, LLC, Open Data Centers, LLC and Shelcomm, Inc. closed on November 1, 2018. Mr. Levitt was also elected as a member of the Board of Directors, effective immediately. The acquisition of Endstream Communications, LLC closed on December 17, 2018.

On January 29, 2019 our board of directors approved a stock purchase agreement with American Network, Inc to acquire all of its equity. The acquisition of American Network, Inc closed on September 1, 2019.

Results of Operations

The Year Ended July 31, 2018 Compared to the Year Ended July 31, 2017

Net revenues from continuing operations for the year ended July 31, 2019 and 2018 were $2,706,851 and $455,609, respectively, as a result of the acquisition of Open Data Centers, Endstream, Shelcomm, 1stPoint and its subsidiaries.

During the year ended July 31, 2019, the Company incurred total operating expenses from continuing operations of $3,119,296 compared with $5,585,438 for the comparable period in 2018. The decrease in operating costs was primarily due to the discontinuation of the New Jersey business associated with the Hammer Fiber Optics Investments, Ltd subsidiary.

The Company recorded depreciation expense of $42,410 during the year ended July 31, 2019 compared to $1,041,958 in the comparable period in 2018. The decrease was the result of the discontinuation of the New Jersey business associated with the Hammer Fiber Optics Investments, Ltd subsidiary.

During the year ended July 31, 2019, interest expense was $23,715 compared to $366,798 in the comparable period in 2018. The decrease was the result of the discontinuation of the New Jersey business associated with the Hammer Fiber Optics Investments, Ltd subsidiary.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements of our common stock. As of July 31, 2019, we had cash and cash equivalents of $92,900.

Net cash used in operating activities was $468,367 and $3.0 million for the year ended July 31, 2019 and July 31, 2018, respectively. The decrease in cash used in operating activities for the period ended July 31, 2019 when compared to the same period in 2018 was primarily due to the discontinuation of the New Jersey business associated with the Hammer Fiber Optics Investments, Ltd subsidiary.

Net cash used in investing activities was $362,388 and $0.28 million for the year ended July 31, 2019 and July 31, 2018, respectively. The increase in cash used in investing activities for the period ended July 31, 2018 when compared to the same period in 2018 was primarily due to the purchase of the licenses in Sierra Leone for the Hammer Wireless SL, Ltd subsidiary, equipment purchases for the consolidation of the assets of HiWAAY Information Services, and the purchase of stock in Wikibuli, Hammer’s subsidiary in Dominica.

Net cash provided by financing activities was $796,775 and $2.7 million for the year ended July 31, 2019 and July 31, 2018, respectively. The decrease in cash provided by financing activities for the period ended July 31, 2019 when compared to the same period in 2018 was primarily the result of reduced operating cash flow requirements associated with the discontinuation of the New Jersey business associated with the Hammer Fiber Optics Investments, Ltd subsidiary.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors have included in their report on our audited financial statements for the fiscal year ended July 31, 2019 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Going Concern

As at July 31, 2019, substantial doubt existed as to the Company’s ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

July 31, 2018 and 2017

Hammer Fiber Optics Holdings Corp.
Consolidated Balance Sheets
	July 31, 2019	July 31, 2018
ASSETS		(discontinued operations)

Current Assets
Cash and Cash Equivalents	$96,605	$-
Accounts Receivable	634,220	-
Security Deposits	233,241	-
Prepaid Expenses	80,362	-
Total current assets	1,044,428	-

Other Assets
Property and equipment, net	215,239	-
Intangible assets	2,914,624	-
Assets from Discontinued Operations	1,308,376	4,656,140

TOTAL ASSETS	$5,482,667	$4,656,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,257,862	$-
Notes Payable	204,511	-
Rent Concessions	125,445	-
Deferred Revenue	227,809	-
Total current liabilities	1,815,627	-

Liabilities from Discontinued Operations	8,392,712	4,169,360
TOTAL LIABILITIES	10,208,339	4,169,360

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 250,000,000 shares authorized 60,503,341 shares issued; 45,094,954 and 52,946,162 shares outstanding At July 31, 2019 and 2018, respectively	60,503	60,503
Additional paid-in capital	17,201,784	14,617,719
Accumulated deficit	(21,987,959)	(14,191,442)
Total stockholders’ equity	(4,725,672)	486,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,482,667	$4,656,140

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.

Consolidated Statements of Operations

	For the Year Ended July 31,
	2019	2018
		(discontinued operations)
REVENUE	$2,706,851	$-

OPERATING EXPENSES
Cost of sales	2,183,581	-
General and administrative	893,305	-
Depreciation and amortization	42,410	-
Total operating expenses	3,119,296	-

LOSS FROM OPERATIONS	(412,445)	-

OTHER INCOME (EXPENSE
Other expenses	32,206	-
Interest expenses	27,715	-
Total other expenses	55,921	-

Loss before Discontinued Operations	(468,366)	-

Loss from Discontinued Operations	(7,328,151)	(5,515,083)

NET LOSS	$(7,796,517)	$(5,515,083)

Weighted average number of common shares outstanding - basic and diluted	60,503,341	52,400,747

Loss per common share – basic and diluted Continuing operations	$(0.01)	$-

Discontinued operations	$(0.12)	$(0.11)
Total	$(0.13)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.

Consolidated Statements of Stockholders’ Equity

	Common Stock (Post-split)		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, July 31, 2017	60,503,341	60,503	8,542,393	-	10,625,287	(8,676,359)	2,009,431

Treasury shares issued for cash	-	-	(800,914)	-	2,600,652	-	2,600,652
Treasury shares issued for services received	-	-	(184,300)	-	1,259,347	-	1,259,347
Prepayment of loan by Director on behalf of the Company	-	-	-	-	132,433	-	132,433
Net loss for the year	-	-	-	-	-	(5,515,083)	(5,515,083)

Balance, July 31, 2018	60,503,341	60,503	7,557,179	-	14,617,719	(14,191,442)	486,780

Treasury shares issued for cash	-	-	(59,874)	-	26,000	-	26,000
Treasury shares issued for conversion of convertible note	-	-	(245,112)	-	153,194	-	153,194
Treasury shares issued for acquisitions	-	-	(4,843,806)	-	2,403,571	-	2,403,571
Repurchase of shares from related parties	-	-	13,000,000	-	1,300	-	1,300
Net loss for the year	-	-	-	-	-	(7,796,517)	(7,796,517)

Balance, July 31, 2019	60,503,341	$60,503	15,408,387	$-	$17,201,784	$(21,987,959)	$(4,725,672)

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Consolidated Statement of Cash Flows
For the Year Ended July 31
	2019	2018
		Discontinued operations
Cash flows from operating activities:
Net loss	$(7,796,517)	$(5,515,803)
Loss from discontinued operations	7,328,151	5,515,083
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,410	-
Changes in operating assets and liabilities
Accounts receivable	578,834	-
Prepaid expenses	(58,392)	-
Accounts payable	(17,257)	-
Deferred revenue	34,951	-
Change in security deposits	25,206	-
Rent concessions	(10,850)	-
Net cash used in operating activities – continuing operations	126,535	-
Net cash used in operating activities – discontinued operations	(221,265)	-
Net cash used in operating activities	(94,729)	-

Cash flows from investing activities:
Acquisition of property and equipment	(95,750)	-
Acquisition of customer contracts	-	-
Purchase of licenses	(224,088)	-
Net cash used in investing activities – continuing operations	(319,838)	-
Net cash used in investing activities – discontinued operations	-	-
Net cash used in investing activities	(319,838)	-

Cash flows from financing activities:
Repayment from loans	(478,184)	-
Proceeds from loans	616,444	-
Net cash provided by financing activities – continuing operations	138,260	-
Net cash provided by financing activities – discontinued operations	176,261	-
Net cash provided by financing activities	314,251	-

Net change in cash	100,046	(524,939)

Cash at beginning of period	3,441	528,380
Cash at end of period	$96,605	$3,441

Supplemental disclosures of cash flows information:
Interest paid	$23,715	$175,000
Taxes paid	$1,568	$8,486

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION BUSINESS

Hammer Fiber Optics Holdings Corp (OTCQB:HMMR) is a telecommunications company investing in the future of wireless technology. Hammer’s “Everything Wireless” go to market strategy includes the develop of high speed fixed wireless service for residential, small business and enterprise clients using its wireless fiber platform, Hammer Wireless AIR®, mobility networks including 4G/LTE, Over-the-Top services such as voice, SMS and collaboration services and hosting services including cloud and colocation.

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

On September 11, 2018, our board of directors approved stock purchase agreements with 1stPoint Communications LLC and its subsidiaries, Endstream Communications LLC, Open Data Centers LLC and Shelcomm Inc. for the acquisition of all of the equity of the entities. 1stPoint and its subsidiaries possess CLEC licenses in Florida, New York State, and a nationwide CMRS (Commercial Mobile Radio Services) license. The companies operate a data center facility in Piscataway, New Jersey. The acquisition of 1stPoint Communications, LLC, Open Data Centers, LLC and Shelcomm, Inc. closed on November 1, 2018. The acquisition of Endstream Communications, LLC closed on December 17, 2018.

On January 29, 2019 our board of directors approved a stock purchase agreement with American Network, Inc to acquire all of its equity. The acquisition of American Network, Inc closed on September 1, 2019.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018 and 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue is recorded net of discounts provided to customers. Discounts applied during the years July 31, 2019 and 2018 were $0.00 and $22,314 respectively.

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

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation, Hammer Fiber Optic Investments Ltd, 1stPoint Communications,LLC, Endstream Communications, LLC, Shelcomm, Inc., and Open Data Centers, LLC. The company is also the beneficial owner of Hammer Wireless SL. The financial statements for Hammer Fiber Optics Holdings Corp. and its subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018 and 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of July 31, 2019 and 2018, there were no common stock equivalents outstanding.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance effective upon an entity’s adoption of ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company adopted ASU No. 2014-09 and related updates on August 1, 2018. Adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2016-02 provides for improvements for accounting guidance related to leasing treatments on financial statements as a response to user input. The update maintains two classifications of leases, Financial lease and Operating leases. The Update is effective for fiscal years beginning after December 15, 2018. The Company is assessing the impact this standard will have on its’ consolidated financial statements.

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

NOTE 5 – DISCONTINUED OPERATIONS

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

The following summarizes the assets and liabilities of the discontinue operations:

	July 31, 2019	July 31, 2018
Assets
Current Assets
Cash	$294	$3,441
Accounts receivable	45,187	19,332
Other current assets	12,071	9,488
Total current assets	57,552	32,261

Other Assets
Property and equipment- net	1,250,824	4,593,635
Intangible assets	-	18,934
Deposits	-	11,310
Total other assets	1,250,824	4,623,879

Total Assets	$1,308,376	$4,656,140

Liabilities and Net Assets

Current Liabilities
Accounts payable	$4,486,694	$256,243
Notes payable- related parties	210,000	230,000
Current portion of long-term notes payable - related parties	3,313,544	3,394,067
Accrued interest	382,474	289,050
Total current liabilities	8,392,712	4,169,360

Net assets (liabilities)	$(7,084,336)	$486,780

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018 and 2017

NOTE 5 – DISCONTINUED OPERATIONS (CONTINUED)

The following summarizes the operations of the discontinue operations:

	July 31, 2019	July 31, 2018
Revenue	$59,580	$455,609
Operating expenses
Operations and maintenance	85,355	17,508
General and administrative	98,906	4,527,059
Depreciation and amortization	299,133	1,041,958
Impairment expense	6,807,753	-
	7,291,147	5,586,525

Loss from operations	$(7,231,567)	$(5,130,916)

Other income (expense)
Interest expense	(96,584)	(391,227)
Interest income	-	7,060
Total other income (expense)	(96,584)	(384,167)

Net Loss	$(7,328,151)	$(5,515,083)

NOTE 6 – ACQUISITIONS

On November 1, 2018, the Company completed the previously announced purchase of 1stPoint Communications, LLC, whereby the Company acquired all of the outstanding equity ownership interests in 1stPoint Communications. The purchase price for the acquisition was 3,643,644 shares of the Company’s Common Stock from treasury stock.

On November 1, 2018, the Company completed the previously announced purchase of Shelcomm, Inc., whereby the Company acquired all of the outstanding equity ownership interests in Shelcomm. The purchase price for the acquisition was 1,000,000 shares of the Company’s Common Stock from treasury stock.

On November 1, 2018, the Company completed the previously announced purchase of Open Data Centers, LLC whereby the Company acquired all of the outstanding equity ownership interests in Open Data Centers. The purchase price for the acquisition was 3,230,566 shares of the Company’s Common Stock from treasury stock. The Company shall also pay Sellers a sum of $200,000 in Cash, delivered to the Sellers no later than January 10, 2019.

On December 17, 2018, the Company completed the previously announced purchase of Endstream Communications, LLC, whereby the Company acquired all of the outstanding equity ownership interests in Endstream Communications. The purchase price for all of the Company Units was 2,209,573 shares of the Company’s Common Stock from treasury stock.

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
2,403,571

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018 and 2017

NOTE 7 – PROPERTY AND EQUIPMENT

As of July 31, 2019, property and equipment from ongoing operations included:

	Amount	Life
Computer and Telecom equipment	$1,212,005	5 years
Mechanical Equipment	404,849	5 years
	1,623,854
Less: Accumulated depreciation	(1,423,286)
Total	$215,238

As of July 31, 2017, property and equipment consisted of the following:

	Amount	Life
Computer and Telecom equipment	$4,014,389	5 years
Building & Structures	110,516	10 years
Office equipment, furniture, fixtures	94,287	5-6 years
Computer software	79,952	3 years
Capitalized labor costs	1,880,554	5 years
Sub-total	6,179,698
Less: Accumulated depreciation and amortization	(1,174,682)
Total	$5,005,016

Depreciation expense was $42,410 and $1,041,958 for the years ended July 31, 2019 and 2018, respectively.

NOTE 8 – INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $18,934 of recognized indefinite lived intangible assets, which consist of the ownership of Internet Protocol version 4 (IPv4) address blocks. The Hammer Wireless SL, Ltd. Subsidiary has been granted a nationwide telecommunications and wireless license in the country of Sierra Leone, for which it paid $218,584. Hammer paid $42,500 to Wikibuli, Inc. in exchange for capital stock in Wikibuli, the operating company in Dominica.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018 and 2017

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

As of July 31, 2019, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

NOTE 10 – CONVERTIBLE DEBT

On February 12, 2018, the Company entered into an agreement for a convertible promissory note for the sum of $103,000. The note accrues interest at a rate of 12 percent per annum due at maturity. The note matures nine months from the issuance date. Prepayment of the note is subject to a premium charge based on the amount of days prepaid before the maturity date. The note allows conversion into the Company’s common stock at a discount of 37 percent of the stock’s market price. The holder shall have the right after 180 days to convert all or part of the note at their discretion. On June 19, 2018 the note was settled in full on the company’s behalf by a Director.

NOTE 11 – INCOME TAXES

The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimate are required in the determination of the consolidated income tax expense.

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the fiscal year ended July 31, 2019, to the Company’s effective tax rate is as follows:

Income tax benefit provision at statutory rate	$(1,637,269)
Change in valuation allowance	1,637,269
Income tax benefit provision	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of July 31, 2019 are as follows:

Net operating loss	$4,682,370
167Valuation allowance	(4,682,370)
Net deferred tax asset	$-

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

NOTE 11 – INCOME TAXES (CONTINUED)

The Tax Cuts and Jobs Act of 2017 (the Act) reduced the statutory corporate federal income tax rate from 35% to 21% beginning in 2018. The blended tax rate for 2018 considered the tax laws enacted in 2017. The tax effect of temporary differences from net operating losses (“NOL”) has been reduced to reflect the newly enacted rate.

The Company has approximately $22,297,000 of NOL carried forward to offset taxable income in future years. The tax laws enacted in 2017 also changed the treatment of NOL. Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL that can be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017, hence, $3,000,000 of the NOL will be subject to the 80% limitation and will be carried forward indefinitely while $19,297,000 of the NOL will be carried forward for 20 years and will begin to expire in 2036.

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

As of July 31, 2019 and 2018, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense. No interest or penalties have been recorded during the years ended July 31, 2019 and 2018. As of July 31, 2019 and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 12 – STOCKHOLDERS’ EQUITY

Treasury Stock

During the year ended July 31, 2019, the Company received cash of $26,000 from the sale of 59,874 treasury shares to various investors and a Directors.

Price Per Share	Shares	Value
$0.4629	30,244	$14,000
$0.405	29,630	$12,000
Total	59,874	$26,000

The Company issued 245,112 treasury shares to related and third parties for in association with the conversion of a note payable in accordance with the original terms and conditions of the note. Additionally, the company issued 3,802,275 shares associated with the acquisitions of Endstream Communications, LLC, Open Data Centers, LLC, Shelcomm, Inc. and 1stPoint Communications, LLC and its subsidiaries. 7,016,000 have been reserved for issuance to the sellers in these acquisitions under the Stock Purchase Agreements.

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

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

As a result of these transactions, the Company has a balance of 10,742,118 and 8,542,393 in treasury shares as of July 31, 2019 and 2018, respectively.

NOTE 13 – COMMITMENTS AND LEASES

The Company is committed under numerous operating leases for its offices and various installations of operating equipment. The office leases are commitments of 1 to 3 years and have extension of varying lives. Equipment and installation locations have varying leases of between 3 and 5 years and also have varying renewal option of up to 5 years at time for 15 additional years. The Company is also committed to long term technical agreements governed under service orders with several difference major telecommunications operators for access to dark fiber in conjunction with rack space and power at data centers. Commitments on these technical agreements run from 5 to 10 years.

The future minimum lease payments are provided below.

Amount
For the fiscal year ended July 31, 2020	404,319
For the fiscal year ended July 31, 2021	428,356
For the fiscal year ended July 31, 2022	353,988
For the fiscal year ended July 31, 2023 and thereafter	864,768

Rent expense from ongoing operations for the Company amounted to $310,831 and $830,145 for the fiscal years ended July 31, 2019 and 2020, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On January 29, 2019, the board of directors signed a definitive agreement with American Network, Inc. to acquire all of the equity of American Network, Inc. in exchange for 500,000 shares of Hammer common stock. On September 1, 2019 we closed the acquisition.

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

As of July 31, 2019, we carried out an evaluation, under the supervision of our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2019, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Executive Officers and Directors of the Company

Name and Address of Beneficial Owner Directors and Officers:	Age	Class	Shares Held or Controlled	Percentage of Class [1]
Michael Cothill [2] Treasurer & Director 15 Corporate Place S, Suite 100 Piscataway, NJ 08854	62	Common	4,350,000	7.2%
Erik B. Levitt [3] CEO & Director 15 Corporate Place S, Suite 100 Piscataway, NJ 08854	45	Common	291,745	>1.0%
Michael Sevell [4] Director 15 Corporate Place S, Suite 100 Piscataway, NJ 08854	65	Common	7,199,774	11.9%
Mark Stogdill [5] Director 15 Corporate Place S, Suite 100 Piscataway, NJ 08854	39	Common	5,000,000	8.3%
Kristen Vasicek [6] Secretary & COO 15 Corporate Place S, Suite 100 Piscataway, NJ 08854	37	Common	133,893	>1.0%
All executive officers and directors as a group (5 people)		Common	16,975,382	28.1%

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

3. Erik Levitt’s ownership is composed of 291,745 shares owned indirectly, as follows: (a) 91,800 shares issued (pursuant to an the September 11, 2018 Purchase Agreement for our purchase of Shelcomm, Inc.) (“Shelcomm”), in exchange for Erik Levitt’s respective equity ownership in Shelcom.; and (b) 199,954 shares issued (pursuant to the September 12, 2018 Purchase Agreement for our purchase of Open Data Centers (“Open Data”) in exchange for Erik Levitt’s respective ownership of Open Data. In addition, pursuant to vesting schedules, Erik Levitt will receive 1,534,325 shares through a single member LLC, Manhattan Carrier Company (“Manhattan), of which he is the sole member, as follows: (i) 665,808 shares issued to (pursuant to the September 11, 2018 Purchase Agreement providing for our 100% purchase of Endstream Communications, LLC (“Endstream), which included Erik Levitt’s respective ownership of Endstream; (ii) 871,517 shares issued to (pursuant to the September 11, 2018 Purchase Agreement providing for our 100% purchase of lstPoint Communications, LLC) (“lstPoint”), including Erik Leavitt’s respective ownership of lstPoint.

4. Michael Sevell’s ownership of 7,199,744 shares is composed of: (a) 5,000,0000 shares owned directly by Michael Sevell; and (b) 2,192,500 shares representing his indirect ownership through 2,192,500 shares owned by Forefront Investors, LLC., for which Michael Sevell has sole dispositive power.

5. Mark Stogdill’s ownership is 5,000,000 shares represents his indirectly ownership of 5,000,000 shares owned by Arradis Enterprises, LLC, a Limited Liability Company under his control and for which he has sole dispositive power.

6. Pursuant to a stock grant and a Rule 539 Vesting Plan, Kristen Vasicek will receive 81,320 shares by our issuance of 16,264 shares each on January 2, 2020 2021, 2022, 2023, and 2024. Additionally, pursuant to a stock grant and a Rule 539 Vesting Plan, Kristen Vasicek will receive 52,093 shares, 10,418.6 shares each on January 2, 2020, 2021, 2022, 2023, and 2024.

Term of Office

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

Significant Employees

Erik B. Levitt – President & Chief Executive Officer

Kristen Vasicek – Chief Operating Officer

Family Relationships

None.

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

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

SUMMARY COMPENSATION TABLE 1
Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
Michael Cothill 3 Treasurer and Chairman	2019	NIL	NIL	NIL
	2018	40,000	NIL	40,000
Erik B. Levitt 4 CEO & Director	2019	1,000	NIL	1,000
	2018	NIL	NIL	NIL
Mark Stogdill 5 Director & CTO (former)	2019	NIL	NIL	NIL
	2018	65,407	NIL	65,704
Kristen Vasicek 6 Secretary & COO	2019	48,000	NIL	NIL
	2018	NIL	NIL	NIL

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

3. Michael Cothill has an employment agreement with the company but opted to take no compensation for year ending July 31, 2019 as reflected in Summary Compensation Table.

4. Erik B. Levitt has an employment agreement with the company but opted to take a reduction of compensation for year ending July 31, 2019 as reflected in the Summary Compensation Table.

5. Mark Stogdill had an employment agreement with the company but opted to take no compensation for year ending July 31, 2019 as reflected in the Summary Compensation Table.

6. Kristen Vasicek is employed by the company under an at-will employment agreement.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Management Agreements

We had executive contract agreements during the reporting period with our Chairman Michael Cothill and our CEO Erik B. Levitt and our CTO (former) Mark Stogdill.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 10% of the Company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past two fiscal years, or in any proposed transaction, which has materially affected or will affect the Company other than as disclosed at Note 8 to the financial statements.

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

Under the definitions outlined it is our opinion that Michael Sevell and Mark Stogdill are independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2019	2018

Audit fees and audit related fees	$21,500	$57,500
Tax fees	-	-
All other fees	-	-
Total	$21,500	$57,500

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

PART IV

ITEM 14 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: November 13, 2019	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: November 13, 2019	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer
Date: November 13, 2019	/s/ Mark Stogdill
Mark Stogdill
Director

Date: November 13, 2019	/s/ Michael Sevell
Michael Sevell
Director