Form 10-K/A
period 2019-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2019-11-20
CIK 1539680

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Hammer Fiber Optics, Inc. (the “Company”) on Form 10-K for the period ended July 31, 2019, filed with the Securities and Exchange Commission on November 14, 2019 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: November 18, 2019/s/ Mark Stogdill

Mark Stogdill

Principal Executive Officer (during year ended 7/31/18)

Date: November 18, 2019/s/ Michael Cothill

Michael Cothill

Chairman and Principal Financial Officer

Date: November 18, 2019/s/ Michael Sevell

Michael Sevell

Director

Date: November 18, 2019/s/ Dennis W. Doll

Dennis W. Doll

Director

Date: November 18, 2019/s/ Donald MacNeil

Donald MacNeil

Director