Form 10-Q
period 2019-10-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2019-12-23
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number 000-1539680

HAMMER FIBER OPTICS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1032170
(State of incorporation)	(I.R.S. Employer Identification No.)

15 Corporate Pl South, Piscataway, NJ 08854

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .Yes [X] No [   ]

As of December 20, 2019, there were 60,503,341 shares of the registrant’s $0.001 par value common stock issued and 57,680,623 shares outstanding.

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

Hammer Fiber Optics Holdings Corp

Consolidated Balance Sheet

	October 31, 2019	July 31, 2019
	Unaudited
Assets
Current Assets
Cash and cash equivalents	$79,571	96,605
Accounts receivable	745,573	634,220
Security Deposits	237,012	233,241
Prepaid expenses	64,003	80,362
Total current assets	1,126,159	1,044,428

Other Assets
Property and equipment, net	209,388	215,239
Intangible assets	3,144,624	2,914,624
Assets from Discontinued Operations	1,308,082	1,308,376

Total assets	$5,788,253	$5,482,667

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,419,503	$1,257,862
Loans payable	238,625	204,511
Rent concessions	121,828	125,445
Deferred Revenue	237,378	227,809
Total current liabilities	2,017,334	1,815,627

Liabilities from Discontinued Operations	8,406,569	8,392,712

Total Liabilities	10,423,903	10,208,339

Stockholder's equity (deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized
60,503,341 shares issued; 45,594,954 and 45,094,954
shares outstanding at October 31, 2019 and July 31, 2019, respectively	60,503	60,503
Additional paid-in capital	17,431,784	17,201,784
Accumulated deficit	(22,127,937)	(21,987,959)
Total stockholders' equity (deficit)	(4,635,650)	(4,725,672)

Total Liabilities and Stockholders' Equity (Deficit)	$5,788,253	$5,482,667

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

	For the Quarter Ended
	October 31, 2019	October 31, 2018
	Unaudited	Unaudited
Revenues	$698,937	$-
Cost of sales	590,220	-
Selling, general and administrative expenses	230,127	-
Depreciation expense	14,815	-
Total operating expenses	835,162	-
Operating income (loss)	(136,225)	-
Other expenses	3,459	-
Loss Before Discontinued Operations	(139,684)	-
Income (loss) From Discontinued Operations	(294)	(513,425)

Net Income (loss)	$(139,978)	$(513,425)

Weighted average number of common shares outstanding -
basic and diluted	60,503,341	53,031,038
Loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.01)
	$(0.00)	$(0.01)

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)
								Total
					Shares	Additional		Stockholders'
	Common Stock		Treasury Stock		to be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance, July 31, 2018	60,503,341	$60,503	7,557,179	$-	$-	$14,617,719	$(14,191,442)	$486,780

Treasury shares issued for cash	-	-	(255,700)	-	176,100	8,600	-	184,700

Treasury shares issued for services received	-	-	(110,000)	-	-	49,340	-	49,340

Net loss for the three months ended October 31, 2018	-	-	-	-		-	(513,425)	(513,425)

Balance, October 31, 2018	60,503,341	$60,503	7,191,479	$-	$176,100	$14,675,659	$(14,704,867)	$207,395

Balance, July 31, 2019	60,503,341	$60,503	15,408,387	$-	$-	$17,201,784	$(21,987,959)	$(4,725,672)

Shares issued for acquisition	-	-	(500,000)	-	-	230,000	-	230,000

Net loss for the year	-	-	-	-	-	-	(139,978)	(139,978)

Balance, October 31, 2019	60,503,341	$60,503	14,908,387	$-	$-	$17,431,784	$(22,127,937)	$(4,635,650)

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

	For the Quarter Ended
	October 31,	October 31,
	2019	2018
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net loss	$(139,978)	$(513,425)
Loss from discontinued operations	294	513,425
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	14,815	-
Changes in operating assets and liabilities:
Accounts receivable	(208,728)	-
Prepaid expenses	14,542	-
Accounts payable	278,266	-
Deferred revenue	7,278	-
Change in Security Deposits	-	-
Rent concessions	3,617	-
Net cash provided by (used in) operating activities- continuing operations	(29,894)	-
Net cash provided by (used in) operating activities- discontinued operations	(294)	(186,991)
Net cash provided by (used in) operating activities	(30,188)	(186,991)

INVESTING ACTIVITIES
Purchase of property and equipment	(8,989)	-
Purchase of subsidiary equity	(6,000)	-
Net cash provided by (used in) investing activities	(14,989)	-

FINANCING ACTIVITIES
Proceeds from loans	28,143	-
Proceeds from sale of treasury stock	-	184,700
Net cash provided by (used in) financing activities	28,143	184,700
Net increase (decrease) in cash	(17,034)	(2,291)
Cash, beginning of period	96,605	3,441
Cash, end of period	$79,571	$1,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$23,715	2,553
Cash paid for taxes	$1,568	5,774

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

On September 1, 2019, the Company acquired American Network Inc., which included vendor contracts, CLEC agreements and telephone number assets.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial statements for the fiscal quarter ending October 31, 2019 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2019, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov

Use of estimates

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

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the useful lives of the assets. For furniture and fixtures, the useful life is five years, Leasehold Improvements are depreciated over their respective lease terms. Expenditures for additions and improvements are capitalized. Repairs and maintenance are expensed as incurred.

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

OCTOBER 31, 2019

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of October 31, 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Basic and Diluted Earnings (Loss) Per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of October 31, 2019, and July 31, 2019, there were no common stock equivalents outstanding.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”). ASU 2018-07 provides for improvements to nonemployee share-based payment accounting by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The awards will be measured at grant date, consistent with accounting for employee share-based payment awards. The measurement date has been redefined as the date at which the grantor and grantee reach a mutual understanding of the key terms and conditions of the award. The requirement to reassess classification of equity- classified awards upon vesting has been eliminated. We do not expect the adoption of this standard to have a material impact on the Company’s financial statements. The Company adopted ASU 2018-07 August 1, 2018.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

(Unaudited)

NOTE 7 – PROPERTY AND EQUIPMENT

As of October 31, 2019, property and equipment consisted of the following:

	Amount	Life
Computer and telecommunication equipment	$128,861	3 years
Building and structures	80,527	3 years
Sub-total	209,388

Total	$209,388

NOTE 8 – INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $3,144,624 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and goodwill. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset’s fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the fiscal year ended July 31, 2016, the Company entered into two promissory notes with a related party for an aggregate amount of $2,400,000 and $1,000,000, respectively. The $2,400,000 note matured on January 4, 2019. The terms consist of ten principal and interest payments due quarterly in the amount of $300,000 for total payments of $3,000,000. The Company is currently in default on this loan. To date, the Company has made payments on this note amounting to $725,831. The payments were applied to interest accrued as of the time of payment as well as to principal. The principal balance was $2,294,067 at July 31, 2019 and 2018. The interest accrued was $219,434 at July 31, 2019.

The $1,000,000 note matured on June 9, 2018 at which time the principal became due in its entirety, in addition to simple interest accrued at 3%. The company is currently in default on this loan.

As of October 31, 2019, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

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

On September 1, 2019, the Company acquired American Network, Inc., which included vendor contracts, CLEC agreements and telephone number assets in exchange for 500,000 of treasury stock.

As a result of these transactions, the Company has a balance of 14,908,387 treasury shares as of October 31, 2019.

NOTE 11 – FOREIGN CURRENCY

We transact business in various foreign currencies including the Euro and the Leone. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into USD Dollars using the weighted-average exchange rates on the period end date and assets and liabilities of operations outside the United States are translated into US Dollars using the change rate on the balance sheet dates. The effects of foreign currency translation adjustments are included in the stockholders’ equity as a component of the AOCL in the accompanying financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

(Unaudited)

NOTE 12 – ACQUISITIONS

On September 1, 2019, the Company acquired American Network Inc., which included vendor contracts, CLEC agreements and telephone number assets. The acquisition was recorded at the fair market value of the shares of $230,000. The purchase price was allocated to intangible assets.

NOTE 13 – SUBSEQUENT EVENTS

On October 8, 2019, the Company completed an Equity Purchase Agreement with Peak One Opportunity Fund (“Peak One”) and Peak One Investments, LLC (“Peak One Investments) giving the Company the option to sell up to $10,000,000 worth of our common stock to Peak One (the “Maximum Commitment Amount”), in increments, over the period ending twenty-four (24) months after the date the Registration Statement is deemed effective by the SEC (the “Commitment Period”). Additionally, the Company is required to issue Commitment Fees of 175,000 Shares each to Peak One and Peak One Investments.

The Company also have an October 8, 2019 Registration Rights Agreement with Peak One requiring us to file an S-1 Registration Statement providing for the registration of 13,350,000 Shares that result from our selling to Peak One an indeterminate number of shares up to an aggregate purchase price of $10,000,000 and the subsequent resale by Peak One of such shares. This S-1 has not yet been filed.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended July 31, 2019, filed with the SEC on November 14, 2019.

Results of Operations

Three Months Ended October 31, 2019 Compared to the Three Months Ended October 31, 2018

Net revenues for the three months ended October 31, 2019 and October 31, 2018 were $698,937 and $47,232, respectively, and increase of 1,480%. The increase was primarily due to the acquisitions of Endstream Communications, Open Data Centers, 1stPoint Communications and its subsidiaries.

As of November 1, 2019 Endstream Communications has exited the Toll Free Termination business and is repositioning itself to provide voice termination services in Hammer’s markets in the Caribbean (including St. Vincent, Dominica, Jamaica, Barbados) as well as its direct routes to Guyana and Bermuda and Africa (including Nigeria and Keyna).

During the three months ended October 31, 2019, the Company incurred total operating expenses of $835,162 compared with $464,680, an increase of 180%, for the comparable period ended October 31, 2018. The change in expenses was to due to the discontinuation of the operations of the Hammer Fiber Optics Investments, Ltd subsidiary in the Atlantic City, NJ market and the addition of operations of Endstream Communications, 1stPoint Communications and Open Data Centers. Additionally, there was an increase in expenses due to the operations of the Hammer Wireless –SL subsidiary in Sierra Leone as the Company implemented its first wireless network in Freetown, the capital city.

The Company recorded depreciation and amortization expense of $14,815 and $263,397 during the three months ended October 31, 2019 and October 31, 2018, respectively. The decrease was the result of the discontinuation of the operations of the Hammer Fiber Optics Investments Ltd subsidiary in the Atlantic City, NJ market.

During the three months ended October 31, 2019 and October 31, 2018, interest expense was $4,019 and $95,977, respectively. The increase is attributable to the discontinuation of the operations of the Hammer Fiber Optics Investments Ltd subsidiary in the Atlantic City, NJ market.

Liquidity and Capital Resources

The Company is at risk of remaining a going concern. Its ability to remain a going concern is dependent upon whether the company can raise debt and/or equity capital from third-party sources for both working capital and business development needs until such time as the Company may be substantially sustained as a going concern through cash flow from operations or the Company increases its cash flow from operations through sale of services in the newly announced markets of Dominica, Jamaica and Sierra Leone as well as increases in sales from the existing business units of 1stPoint Communications, Endstream Communications and Open Data Center

Cash Flow from Operating Activities

During the three months ended October 31, 2019, the Company decreased cash for operating activities by $30,188, compared to $186,991 in cash used for operating activities during the comparable 2018 period.

Cash Flow from Investing Activities

During the three months ended October 31, 2018, the Company’s investing activities used $14,989, compared to no cash consumed for the three months ended October 31, 2017. The increase was primarily due to the activities of 1stPoint Communications, which was acquired on November 1, 2018.

Cash Flow from Financing Activities

During the three months ended October 31, 2019, the Company netted $28,143 in cash from financing activities compared with $184,700 during the three months ended October 31, 2018. The change in investing activities is due to a reduction in treasury stock sold to third parties.

Going Concern

As at October 31, 2019, doubt existed as to the Company’s ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

The Company has implemented new accounting pronouncements that are relevant to the company and are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of October 31, 2019, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

Effective November 1, 2018 the management and accounting resources of the 1stPoint subsidiary assumed responsibility of our internal controls. The Company views this migration to have a positive material impact on our ability to maintain internal controls over financial reporting as 1stPoint has a separation in banking, day-to-day accounting and financial reporting responsibilities.

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

The following two amounts were accelerated pursuant to the terms and conditions of the agreements with the supplier:

Crown Castle Fiber FKA Lightower	$1,544,621
Zayo Group, LLC	$2,561,370

These agreements are not secured.

The following three parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Calvi Electric	$9,209.69
Horizon Blue Cross	$17,308.58
Bank of America	$20,075.83
Cross River Fiber	$273,220.76

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: December 23, 2019	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: December 23, 2019	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer

Date: December 23, 2019	/s/ Mark Stogdill
Mark Stogdill
Director

Date: December 23, 2019	/s/ Michael Sevell
Michael Sevell
Director