Form 10-Q/A
period 2019-10-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2019-12-26
CIK 1539680

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

EXPLANATORY NOTE

The sole purpose of this Amendment # 1 to the Quarterly Report on Form 10-Q ("Form 10-Q") for the period ended October 31, 2019, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: December 26, 2019	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: December 26, 2019	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer

Date: December 26, 2019	/s/ Mark Stogdill
Mark Stogdill
Director

Date: December 26, 2019	/s/ Michael Sevell
Michael Sevell
Director