Form 10-Q/A
period 2019-10-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2019-12-31
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The Company’s original Form 10-Q for the period ending October 31, 2019 filed on December 23, 2019 incorrectly selected “Yes”  due to a Scrivener’s error on its cover page as to whether the Company was a shell company (as defined in Rule 12b-2 of the Act) (the “Original  10-Q”).  Amendment Number 1 filed on December 26, 2019 correctly stated that the Company is not a shell company. The sole purpose of this Amendment #2 is to correct the Scrivener’s error in the Original Form 10-Q regarding the selection of “Yes” as to the Company’s shell company status and to correct such error by checking “No” to state that the Company is not a shell company.  The Company has not been a shell company for the past 4 years and there has been no periodic filing in the past 4 years stating that the Company is a shell company.

No other changes have been made to the Form 10-Q. This Amendment #2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q and  does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: December 31, 2019	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: December 31, 2019	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer

Date: December 31, 2019	/s/ Mark Stogdill
Mark Stogdill
Director

Date: December 31, 2019	/s/ Michael Sevell
Michael Sevell
Director