Form 10-Q
period 2020-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2020-03-23
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

As of March 23, 2020, there were 60,503,341 shares of the registrant’s $0.001 par value common stock issued and 57,680,623 shares outstanding.

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

Hammer Fiber Optics Holdings Corp
Consolidated Balance Sheet

	January 31, 2020	July 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$69,599	$96,605
Accounts receivable	734,579	634,220
Security Deposits	237,012	233,241
Prepaid expenses	63,327	80,362
Total current assets	1,104,517	1,044,428

Other Assets
Property and equipment, net	246,902	215,239
Intangible assets	3,115,301	2,914,624
Assets from Discontinued Operations	1,289,148	1,308,376

Total assets	$5,755,868	$5,482,667

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,493,562	$1,257,862
Loans payable	308,746	204,511
Rent concessions	119,417	125,445
Deferred Revenue	285,243	227,809
Total current liabilities	2,206,968	1,815,627

Liabilities from Discontinued Operations	8,384,788	8,392,712

Total Liabilities	10,591,756	10,208,339

Stockholder's equity (deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized
60,503,341,shares issued; 45,594,954 and 45,094,954 shares
outstanding at January 31, 2020 and July 31, 2019, respectively	60,503	60,503
Additional-paid in capital	17,431,784	17,201,784
Accumulated deficit	(22,328,175)	(21,987,959)
Total stockholders' equity (deficit)	(4,835,888)	(4,725,672)

Total Liabilities and Stockholders' equity	$5,755,868	$5,482,667

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$563,277	$877,318	$1,262,214	$877,318

Cost of sales	496,945	708,849	1,087,165	708,849
Selling, general and administrative expenses	239,056	265,414	469,183	265,414
Depreciation expense	14,815	12,780	29,630	12,780
Total operating expenses	750,816	987,043	1,585,978	987,043

Operating loss	(187,539)	(109,725)	(323,764)	(109,725)

Other expenses	9,001	12,792	12,460	12,792

Loss from Continuing Operations	(196,540)	(122,517)	(336,224)	(122,517)

Loss from Discontinued Operations	(3,698)	(6,776,296)	(3,992)	(7,289,721)

Net loss	$(200,238)	$(6,898,813)	$(340,216)	$(7,412,238)

Weighted average number of common shares outstanding -
basic and diluted	60,503,341	48,782,993	60,503,341	48,782,993

Loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.14)	(0.00)	(0.15)
	$(0.00)	$(0.14)	$(0.01)	$(0.15)

See accompanying notes to consolidated statements.

Hammer Fiber Optics Holdings Corp
Consolidated Statements of Cash Flows

	For the Six Months Ended
	January 31, 2020	January 31, 2019
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net loss	$(340,216)	$(7,412,238)
Loss from discontinued operations	3,992	7,289,721
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation expense	29,630	12,780
Changes in operating assets and liabilities:
Accounts receivable	150,393	(372,498)
Prepaid expenses	(1,020)	265
Accounts payable	97,156	291,299
Deferred revenue	6,284	3,447
Change in Security Deposits	-	5
Rent concessions	(2,411)	-
Net cash provided by (used in) operating activities- continuing operations	(56,192)	(187,219)
Net cash provided by (used in) operating activities- discontinued operations	(3,992)	(3,479)
Net cash provided by (used in) operating activities	(60,184)	(190,698)

INVESTING ACTIVITIES
Purchase of property and equipment	(61,896)	(48,929)
Purchase of subsidiary equity	-	-
Sale of assets	-	550,000
Net cash provided by (used in) investing activities	(61,896)	501,071

FINANCING ACTIVITIES
Proceeds from loans	95,074	-
Repayment of loans	-	(110,128)
Investments	-	19,889
Net cash provided by (used in) financing activities	95,074	(90,239)

Net increase (decrease) in cash	(27,006)	220,134

Cash, beginning of period	96,605	107,980

Cash, end of period	$69,599	$328,114

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$8,664	$11,115
Cash paid for taxes	$337	$106

See accompanying notes to combined financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial statements for the fiscal quarter ending January 31, 2020 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2019, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov

Use of estimates

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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of January 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Level 3 – Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and its subsidiaries, 1stPoint Communications, LLC and its subsidiaries, which includes Shelcomm, Inc, Open Data Centers, LLC, Endstream Communications, LLC and American Network Inc.. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

Basic and Diluted Earnings (Loss) Per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of January 31, 2020, and July 31, 2019, there were no common stock equivalents outstanding.

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

The future minimum lease payments are provided below:

Amount
For the fiscal year ended July 31, 2020	188,135.36
For the fiscal year ended July 31, 2021	387,517.68
For the fiscal year ended July 31, 2022	399,143.16
For the fiscal year ended July 31, 2023	411,117.48
For the fiscal year ended July 31, 2024	423,450.96

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

NOTE 7 – PROPERTY AND EQUIPMENT

As of January 31, 2020 and July 31, 2019, property and equipment consisted of the following:

	January 31,	July 31,
	2020	2019	Life
Computer and Telecom equipment	$1,209,575	$1,212,005	5 years
Mechanical Equipment	441,794	426,520	5 years
	1,651,369	1,638,525
Less: Accumulated depreciation	(1,441,982)	(1,423,286)
Total	$209,387	$215,239

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

As a result of these transactions, the Company has a balance of 7,367,579 treasury shares as of January 31, 2020.

NOTE 11 – FOREIGN CURRENCY

We transact business in various foreign currencies including the Euro and the Leone. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into USD Dollars using the weighted-average exchange rates on the period end date and assets and liabilities of operations outside the United States are translated into US Dollars using the change rate on the balance sheet dates. The effects of foreign currency translation adjustments are not material to the Company’s accompanying financial statements.

NOTE 12 – CLAIMS

The following three parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Crown Castle Fiber FKA Lightower	$1,544,621
Zayo Group, LLC	$2,561,370
Calvi Electric	$9209.69
Horizon Blue Cross	$17,308.58
Bank of America	$20,075.83
Iron Mountain Data Centers, LLC	$500,000
Cross River Fiber	$273,220

Please see NOTE 14 – SUBSEQUENT EVENTS below for further detail regarding the ongoing resolution of these claims.

NOTE 13 – S-1 REGISTRATION STATEMENT

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

The Company also has an October 8, 2019 Registration Rights Agreement with Peak One  requiring us to file an S-1 Registration Statement providing for the registration of 13,350,000 Shares  that result from our selling to Peak One an indeterminate number of shares up to an aggregate purchase price of $10,000,000 and the subsequent resale by Peak One of such shares.

This S-1 was effective on February 1, 2020.

NOTE 14 – SUBSEQUENT EVENTS

Hammer Fiber Optics Investments Ltd reached a settlement agreement with Iron Mountain for $50,000 and already delivered the first payment of $25,000.00 to resolve the matter in NOTE 12 – CLAIMS. The settlement agreement is secured by Hammer Fiber Optics Holdings Corp.

Hammer Fiber Optics Investments Ltd reached a settlement agreement with Bank of America for $3,000 and is finalizing the documentation.

In connection with the Equity Purchase Agreement with Peak One, the Company issued 350,000 shares of treasury stock.

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

Results of Operations

Three Months Ended January 31, 2020 Compared to the Three Months Ended January 31, 2019

Net revenues for the three months ended January 31, 2020 and January 31, 2019 were $536,277 and $877,318, respectively, a decrease of 35.80%. The decrease was due to the management’s decision to terminate Endstream Communications Toll Free Termination business.

As of November 1, 2019 Endstream Communications has exited the Toll Free Termination business and is repositioning itself to provide voice termination services in Hammer’s markets in the Caribbean (such as Dominica) as well as its direct routes to Guyana and Bermuda and Africa.

During the three months ended January 31, 2020, the Company incurred total operating expenses of $750,816 compared with $987,043, a decrease of 23.93%, for the comparable period ended October 31, 2019. The change in expenses was to due to the discontinuation of the Toll Free Termination business of Endstream Communications. Management has continued to reduce costs through the third quarter as it repositions these assets to provide service in Hammer’s international markets and its SMS business.

The Company recorded depreciation and amortization expense of $14,815 and $12,780 during the three months ended January 31, 2020 and January 31, 2019, respectively.

During the three months ended January 31, 2020 and January 31, 2019, interest expense was $8,644 and $23,719, respectively. The decrease is attributable to the discontinuation of the operations of the Hammer Fiber Optics Investments Ltd subsidiary in the Atlantic City, NJ market.

Six Months Ended January 31, 2020 Compared to the Six Months Ended January 31, 2019

Net revenues for the six months ended January 31, 2020 and January 31, 2019 were $1,262,214 and $877,318, respectively, an increase of 43.87%. The increase was due as a result of the acquisition of Open Data Centers, Endstream, Shelcomm, 1stPoint and its subsidiaries in the 2nd quarter of 2019.

During the six months ended January 31, 2020, the Company incurred total operating expenses of $1,585,978 compared with $987,043, an increase of 60.68%, for the comparable period ended October 31, 2019. The increase was due as a result of the acquisition of Open Data Centers, Endstream, Shelcomm, 1stPoint and its subsidiaries in the 2nd quarter of 2019.

The Company recorded depreciation and amortization expense of $29,630 and $12,780 during the six months ended January 31, 2020 and January 31, 2019, respectively. The increase was due as a result of the acquisition of Open Data Centers, Endstream, Shelcomm, 1stPoint and its subsidiaries in the 2nd quarter of 2019.

Liquidity and Capital Resources

The Company is at risk of remaining a going concern. Its ability to remain a going concern is dependent upon whether the company can raise debt and/or equity capital from third-party sources for both working capital and business development needs until such time as the Company may be substantially sustained as a going concern through cash flow from operations or the Company increases its cash flow from operations through sale of services in the ongoing business units, Endstream Communications, 1stPoint Communications, Open Data Centers and its new markets.

Cash Flow from Operating Activities

During the six months ended January 31, 2020, the Company decreased cash for operating activities by $60,184, compared to $190,698 in the period ended January 31, 2019.

Cash Flow from Investing Activities

During the six months ended January 31, 2020, the Company’s investing activities used $61,896, compared to $501,071 provided by investing activities during the six months ended January 31, 2019. The increase was primarily due to emergency repairs needed to Open Data Center’s facility in Piscataway, NJ.

Cash Flow from Financing Activities

During the six months ended January 31, 2020, the Company netted $95,074 in cash from financing activities compared with $90,239 used during the three months ended January 31, 2019.

Going Concern

As at January 31, 2020, doubt existed as to the Company’s ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of January 31, 2020, our internal control over financial reporting was not effective.

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

The following three parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Crown Castle Fiber FKA Lightower	$1,544,621
Zayo Group, LLC	$2,561,370
Calvi Electric	$9209.69
Horizon Blue Cross	$17,308.58
Bank of America	$20,075.83
Iron Mountain Data Centers, LLC	$500,000
Cross River Fiber	$273,220

The company resolved the claims of Iron Mountain Data Centers, LLC and Bank of America.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: March 23, 2020	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: March 23, 2020	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer
Date: March 23, 2020	/s/ Mark Stogdill
Mark Stogdill
Director

Date: March 23, 2020	/s/ Michael Sevell
Michael Sevell
Director