Form 10-Q/A
period 2020-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2020-06-23
CIK 1539680

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

NOTE 7 – PROPERTY AND EQUIPMENT

As of January 31, 2020 and July 31, 2019, property and equipment consisted of the following:

	January 31,	July 31,
	2020	2019	Life
Computer and Telecom equipment	$1,209,575	$1,212,005	5 years
Mechanical Equipment	441,794	426,520	5 years
	1,651,369	1,638,525
Less: Accumulated depreciation	(1,404,467)	(1,423,286)
Total	$246,902	$215,239

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: June 23, 2020	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: June 23, 2020	/s/ Michael Cothill
Michael Cothill
Chairman and Principal Financial Officer
Date: June 23, 2020	/s/ Mark Stogdill
Mark Stogdill
Director

Date: June 23, 2020	/s/ Michael Sevell
Michael Sevell
Director