Form 10-Q
period 2020-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2020-06-23
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from:_____ to _____

Commission File Number 000-1539680

HAMMER FIBER OPTICS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1032170
(State of incorporation)	(I.R.S. Employer Identification No.)

401 East 34th Street, Suite #N27J, New York, NY 10016

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

As of June 22, 2020, there were 60,503,341 shares of the registrant’s $0.001 par value common stock issued and 50,554,767 shares outstanding.

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

Hammer Fiber Optics Holdings Corp

Consolidated Balance Sheet

	April 30, 2020	July 31, 2019
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$60,996	$87,767
Accounts receivable	469,714	485,464
Security Deposits	6,446	2,675
Prepaid expenses	58,701	80,362
Total current assets	595,857	656,268

Other assets
Property and equipment, net	1,387,487	136,495
Intangible assets	3,242,057	2,914,624
Assets from Discontinued Operations	562,892	1,775,280

Total assets	$5,788,293	$5,482,667

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,144,995	$929,620
Loans payable	375,102	204,511
Deferred Revenue	248,712	227,809
Total current liabilities	1,768,809	1,361,940

Liabilities from Discontinued Operations	8,960,440	8,846,399

Total Liabilities	10,729,249	10,208,339

Stockholders' Equity (Deficit)

Common stock, $0.001 par value, 250,000,000 shares authorized, 60,503,341 shares issued; 45,944,954 and 52,946,162 shares outstanding at April 30, 2020 and July 31, 2019, respectively.	60,503	60,503
Additional paid-in capital	17,512,284	17,201,784
Accumulated deficit	(22,513,743)	(21,987,959)
Total stockholders' equity (deficit)	(4,940,956)	(4,725,672)

Total Liabilities and Stockholders' equity (deficit)	$5,788,293	$5,482,667

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$388,900	$888,395	$1,651,114	$1,647,354

Cost of sales	273,253	513,480	1,360,418	1,147,027
Selling, general and administrative expenses	169,082	333,012	638,265	594,629
Depreciation expense	10,934	14,815	40,564	23,714
Total operating expenses	453,269	861,307	2,039,247	1,765,370

Operating income (loss)	(64,369)	27,088	(388,133)	(118,016)

Other expenses	8,482	9,606	20,942	22,602

Income (loss) from continuing operations	(72,851)	17,482	(409,075)	(140,618)

Loss from Discontinued Operations	(112,717)	(95,569)	(116,709)	(7,349,707)

Net loss	$(185,568)	$(78,087)	$(525,784)	$(7,490,325)

Weighted average number of common shares outstanding -
basic and diluted	60,503,341	48,409,396	60,503,341	48,409,396

Loss per share- basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.15)
Total	$(0.00)	$(0.00)	$(0.01)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	April 30, 2020	April 30, 2019
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net loss	$(525,784)	$(7,490,325)
Loss from discontinued operations	116,709	7,349,707
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation expense	40,564	23,714
Changes in operating assets and liabilities:
Accounts receivable	(139,225)	(474,247)
Prepaid expenses	20,621	483
Accounts payable	346,235	325,371
Deferred revenue	29,261	(13,857)
Net cash provided by (used in) operating activities- continuing operations	(111,619)	(279,154)
Net cash provided by (used in) operating activities- discontinued operations	(116,709)	(152,251)
Net cash provided by (used in) operating activities	(228,328)	(431,405)

INVESTING ACTIVITIES
Purchase of property and equipment	(48,509)	(72,194)
Sale of assets	13,356	550,000
Net cash provided by (used in) investing activities	(35,153)	477,806

FINANCING ACTIVITIES
Proceeds from loans	260,272	-
Repayment of loans	(14,959)	(185,211)
Investments	-	7,926
Net cash provided by (used in) financing activities	245,313	(177,285)

Net increase (decrease) in cash	(18,168)	(130,884)

Cash, beginning of period	87,767	107,980

Cash, end of period	$69,599	$(22,904)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$20,942	$22,602

Cash paid for taxes	$800	$800

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

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

APRIL 30, 2020

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial statements for the three and nine months ending April 30, 2020 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2019, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov

Use of estimates

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

APRIL 30, 2020

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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of April 30, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and its subsidiaries, 1stPoint Communications, LLC and its subsidiaries, which includes Shelcomm, Inc, Endstream Communications, LLC and American Network Inc.. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. It’s subsidiaries Open Data Centers, LLC and Hammer Fiber Optics Investments, Ltd. are discontinued and are considered discontinued operations.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings (Loss) Per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of April 30, 2020, and July 31, 2019, there were no common stock equivalents outstanding.

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

Due to customer losses associated with the novel coronavirus and the loss of clients due to other causes, Open Data Centers, LLC will cease its operations. As of May 1, 2020 the operations of Open Data Centers, LLC were classified as a discontinued operation. Reporting of the discontinued operation is in accordance with Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Open Data Centers has been organizing the orderly transition of its customers to another colocation service.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

The following summarizes the assets and liabilities of the discontinue operations:

	April 30, 2020	July 31, 2019
Cash and cash equivalents	$9,903	$8,838
Accounts receivable	222,232	148,756
Property and equipment, net	107,054	1,387,120
Intangible assets	223,703	230,566
	562,892	1,775,280

Accounts payable and accrued expenses	5,523,701	5,273,318
Loans payable	3,313,544	3,439,036
Rent concessions	114,595	125,445
Deferred Revenue	8,600	8,600
	8,960,440	8,846,399

Net Assets (Liabilities)	$(8,397,548)	$(7,071,119)

The following summarizes the operations of the discontinue operations:

	Three Months Ended		Nine Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Revenues	$127,968	$182,817	$524,610	$301,176

Cost of sales	232,303	269,540	598,671	448,520
Selling, general and administrative expenses	5,046	4,613	30,544	110,377
Impairment expense	-	-	-	6,807,753
Depreciation expense	2,587	3,881	10,348	203,881
	239,936	278,034	639,563	7,570,531

Operating loss	(111,968)	(95,217)	(114,953)	(7,269,355)

Other expenses	749	352	1,756	80,352

Net loss	$(112,717)	$(95,569)	$(116,709)	$(7,349,707)

NOTE 5 – COMMITMENTS AND LEASES

Open Data Centers, LLC was committed to long term operating leases for its facility in Piscataway, New Jersey. There are four more years remaining on the lease, however, Open Data Centers LLC’s ability to make these lease payments is in doubt.

Hammer Fiber Optics Holdings Corp has no cross-corporate guarantees, nor are their any personal guarantees made by or on behalf of any directors or officers of Hammer. There are no successor entities.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

(Unaudited)

NOTE 5 – COMMITMENTS AND LEASES (CONTINUED)

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

NOTE 7 – PROPERTY AND EQUIPMENT

As of April 30, 2020 and July 31, 2019, property and equipment consisted of the following:

	April 30,	July 31,
	2020	2019	Life
Computer and Telecom equipment	$4,085,803	$1,091,357	5 years
Buildings and Structures	4,658	4,999
	4,090,461	1,096,356
Less: Accumulated depreciation	(2,702,974)	(959,861)
Total	$1,387,487	$136,495

NOTE 8 – INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $3,242,057 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and goodwill. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset’s fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

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

APRIL 30, 2020

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

The $1,000,000 note matured on June 9, 2018 at which time the principal became due in its entirety, in addition to simple interest accrued at 3%. The company is currently in default on this loan.

The party has agreed, in writing, to convert these notes into Common Stock and cure the default.

As of October 31, 2018, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

During the nine months ended April 30, 2020, the Company entered into a Stock Purchase Agreement with a related party on May 5, 2020 and May 30, 2020 in the amounts of $14,000 and $12,000 respectively.

During the current fiscal year ending on July 31, 2020, the Company entered into convertible notes with Erik Levitt, the CEO of the company on April 20th and May 5th 2020 in the amounts of $36,300, and $12,000 respectively. The $12,000 note was paid on May 12th, 2020. The Company entered into a convertible note with Andrea Levitt, spouse of the CEO, Erik Levitt, on August 22, 2019 in the amount of $12,000. $4,500 has been repaid. The Company entered into a convertible note with two related parties on August 24, 2019 in the amount of $12,000 and $6,000 respectively. Any interest may be accrued as either cash or stock at the option of the Company.

During the current fiscal year ending July 31, 2020, the Company entered into Stock Purchase Agreements from a related party in the amount of $10,000 on August 15, 2020, $25,000 on March 17, 2020, and $40,000 on March 26, 2020.

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

As a result of these transactions, the Company has a balance of 14,558,387 treasury shares as of April 30, 2020.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

(Unaudited)

NOTE 12 – CLAIMS

The following parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Crown Castle Fiber FKA Lightower	$1,544,621
Zayo Group, LLC	$2,561,370
Calvi Electric	$9209.69
Horizon Blue Cross	$17,308.58
Cross River Fiber	$273,220

Hammer Fiber Optics Investments Ltd reached a settlement agreement with Iron Mountain for $50,000 and already delivered the first payment of $25,000.00 to resolve the matter. The settlement agreement is secured by Hammer Fiber Optics Holdings Corp. Iron Mountain has not delivered in full the equipment it promised to return to the parent, Hammer Fiber Optics Holdings Corp and this settlement is currently in dispute.

Hammer Fiber Optics Investments Ltd reached a settlement agreement with Bank of America for $3,000 and has met its obligations.

The following parties have filed claims against Open Data Centers, LLC and are not secured:

Foley Incorporated	$5,703.69

The following parties have filed claims against 1stPoint Communications, LLC and are not secured:

Shannon Walchuk	$124,212.47

1stPoint Communications is attempting to come to an amicable resolution to this matter.

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

This S-1 was effective on February 1, 2020.

NOTE 14 – SUBSEQUENT EVENTS

On June 14, 2020, Michael P. Cothill tendered his resignation as the Executive Chairman, Treasurer and Principal Financial Officer of the Company. Mr. Cothill will continue as the Company’s Non-Executive Chairman. Erik Levitt, the Company’s Chief Executive Officer will assume the role of interim Principal Financial Officer.

Open Data Centers, LLC has received a default notice from Corporate Place Partners, LLC and its ability to fulfill its obligations under the lease are in doubt.

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

Results of Operations

Three Months Ended April 30, 2020 Compared to the Three Months Ended April 30, 2019

Net revenues for the three months ended April 30, 2020 and April 30, 2019 were $388,900 and $888,395, respectively, a decrease of 56.22%. The decrease was due to the management’s decision to terminate Endstream Communications Toll Free Termination business.

As of November 1, 2019 Endstream Communications has exited the Toll Free Termination business and is repositioning itself to provide voice termination services in Hammer’s markets in the Caribbean (such as Dominica) as well as its direct routes to Guyana and Bermuda and Africa. Since that time Endstream has built its new interconnection in Dominica and has begun sales in the market.

During the three months ended April 30, 2020, the Company incurred total operating expenses of $453,269 compared with $861,307, a decrease of 47.37%, for the comparable period ended April 30, 2019. The change in expenses was to due to the discontinuation of the Toll Free Termination business of Endstream Communications.

Management has continued to reduce costs through the third quarter as it repositions these assets to provide service in Hammer’s international markets and its SMS business.

The Company recorded depreciation and amortization expense of $10,934 and $14,815 during the three months ended April 30, 2020 and April 30, 2019, respectively.

During the three months ended April 30, 2020 and 2019, interest expense was $8,482 and $9,606 respectively.

During the three months ended April 30, 2020 and 2019, the Company has losses of $112,717 and $95,569, respectively, on the operations of its’ discontinued operations of Open Data Centers, LLC and Hammer Fiber Optics Investment Ltd

.

Nine Months Ended April 30, 2020 Compared to the Nine Months Ended April 30, 2019

Net revenues for the nine months ended April 30, 2020 and April 30, 2019 were $1,651,114 and $1,647,354, respectively, an increase of 0.42%.

During the nine months ended April 30, 2020, the Company incurred total operating expenses of $2,039,247 compared with $1,765,370, an increase of 31.80%, for the comparable period ended October 31, 2019. The increase was due to the was due to the acquisitions of Endstream Communications, 1stPoint Communications, and Shelcomm.

The Company recorded depreciation and amortization expense of $40,564 and $23,714 during the nine months ended April 31, 2020 and 2019, respectively.

During the nine months ended April 30, 2020 and 2019, the Company has losses of $116,709 and $7,349,707, respectively, on the operations of its’ discontinued operations of Open Data Centers, LLC and Hammer Fiber Optics Investment Ltd

Liquidity and Capital Resources

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

Cash Flow from Operating Activities

During the nine months ended April 30, 2020, the Company decreased cash for operating activities by $228,328, compared to $431,405 in the period ended April 30, 2019.

Cash Flow from Investing Activities

During the nine months ended April 30, 2020, the Company’s investing activities used $35,153, compared to $477,806 provided by investing activities during the six months ended April 30, 2019. The increase was primarily due to emergency repairs needed to Open Data Center’s facility in Piscataway, NJ.

Cash Flow from Financing Activities

During the nine months ended April 30, 2020, the Company netted $245,313 in cash from financing activities compared with $177,285 used during the three months ended April 30, 2020.

Going Concern

As at April 30, 2020, doubt existed as to the Company’s ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of April 30, 2020, our internal control over financial reporting was not effective.

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

The following three parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Crown Castle Fiber FKA Lightower	$1,544,621
Zayo Group, LLC	$2,561,370
Calvi Electric	$9209.69
Horizon Blue Cross	$17,308.58
Cross River Fiber	$273,220

The company resolved the claims of Iron Mountain Data Centers, LLC and Bank of America.

The following parties have filed claims against Open Data Centers, LLC and are not secured:

Foley Incorporated	$5,703.69

The following parties have filed claims against 1stPoint Communications, LLC and are not secured:

Shannon Walchuk	$124,212.47

1stPoint Communications is attempting to come to an amicable resolution to this matter.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: June 22, 2020	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: June 22, 2020	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer