Form 10-Q/A
period 2020-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2020-06-24
CIK 1539680

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

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	April 30, 2020	April 30, 2019
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net loss	$(525,784)	$(7,490,325)
Loss from discontinued operations	116,709	7,349,707
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation expense	40,564	23,714
Changes in operating assets and liabilities:
Accounts receivable	(139,225)	(474,247)
Prepaid expenses	20,621	483
Accounts payable	346,235	325,371
Deferred revenue	29,261	(13,857)
Net cash provided by (used in) operating activities- continuing operations	(111,619)	(279,154)
Net cash provided by (used in) operating activities- discontinued operations	(125,312)	(68,362)
Net cash provided by (used in) operating activities	(236,931)	(347,516)

INVESTING ACTIVITIES
Purchase of property and equipment	(48,509)	(72,194)
Sale of assets	13,356	550,000
Net cash provided by (used in) investing activities	(35,153)	477,806

FINANCING ACTIVITIES
Proceeds from loans	260,272	-
Repayment of loans	(14,959)	(185,211)
Investments	-	7,926
Net cash provided by (used in) financing activities	245,313	(177,285)

Net increase (decrease) in cash	(26,771)	(46,995)

Cash, beginning of period	87,767	107,980

Cash, end of period	$60,996	$60,985

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$20,942	$22,602

Cash paid for taxes	$800	$800

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: June 24, 2020	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: June 24, 2020	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer