Form 10-K
period 2020-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2020-11-13
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

Commission file number 000-1539680

HAMMER FIBER OPTICS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

NEVADA	98-1032170
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

401 East 34th Street

Suite #N27J

New York, NY 10016

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]	Emerging Growth Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 31, 2020, was $9,405,489 (based upon the $0.185 closing price for shares of the registrant’s common stock as reported by the OTCBB on July 31, 2020, the last trading day of the registrant’s most recently completed fourth fiscal quarter). As of July 31, 2020, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and 50,840,482 outstanding.

Table of Contents

to Annual Report on Form 10-K

For the Fiscal Year Ended July 31, 2020

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

As of April 30, 2020 our board of directors approved the discontinuation of the operations of Open Data Centers LLC. The operations of Open Data Centers, LLC were discontinued effective April 30, 2020 and the Company shut down its operations in its Piscataway, NJ data center.

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

Employees

We currently have fifteen employees, thirteen of which are full time employees and two are part time.

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

If we cannot attract more customers to purchase our products, we may not be able to increase or sustain our revenues.

Our future success will depend on our ability to attract additional customers. The growth of our customer base could be adversely affected by:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company does not own any real property, nor have any long term lease obligations.

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

The following two amounts were accelerated pursuant to the terms and conditions of the agreements with the supplier:

Crown Castle Fiber FKA Lightower	$1,544,621
Zayo Group, LLC	$2,561,370
Cross River Fiber	$273,220

These agreements are not secured.

The following three parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Calvi Electric	$9209.69
Horizon Blue Cross	$17,308.58

The company resolved the claims of Iron Mountain Data Centers, LLC and Bank of America against Hammer Fiber Investments Ltd. In the opinion of the Company, Iron Mountain failed to meet its obligations under the agreement and the Company is now pursuing the matter against Iron Mountain Data Centers, LLC.

The following parties have filed claims against Open Data Centers, LLC and are not secured:

Foley Incorporated	$5,703.69

Hammer Fiber Optics Holdings Corp has settled this matter against Open Data Centers, LLC.

1stPoint Communications has settled its matter with Shannon Walchuk and engaged in a payment plan, under which it is current.

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

	High	Low
Fiscal Year 2019 July 31, 2020	0.27	0.15045
April 30, 2020	0.50	0.17
January 31, 2020	0.49	0.23
October 31, 2019	0.60	0.32
Fiscal Year 2018 July 31, 2019	0.59	0.305
April 30, 2019	0.805	0.401
January 31, 2019	1.03	0.20
October 31, 2018	0.60	0.41
Fiscal Year 2017
July 31, 2018	2.85	0.478
April 30, 2018	4.92	2.72
January 31, 2018	10.15	2.95
October 30, 2017	38.00	9.68

Note: High and Low prices reflected are through July 31, 2020.

Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. As of July 31, 2020, there were 60,503,341 shares of the registrant’s $.001 par value common stock issued and 50,840,482 outstanding. We have never declared or paid any cash dividends on our common stock nor do we intend to do so in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, any applicable contractual restrictions and such other factors as our board of directors deems relevant.

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

On September 11, 2018, Mark Stogdill, President and Chief Executive Officer and Executive Director of the Board of Directors of the Company resigned from his position as President and Chief Executive Officer of the Company. Mr. Stogdill retains his position as a Director of the Board of Directors. In combination with this change, Erik B. Levitt was appointed the interim President and Chief Executive Officer, effective immediately.

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

As of April 30, 2020 our board of directors approved the discontinuation of the operations of Open Data Centers LLC. The operations of Open Data Centers, LLC were discontinued effective April 30, 2020 and the Company shut down its operations in its Piscataway, NJ data center.

COVID-19 Pandemic Update

In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company's financial performance in the third and fourth quarters of fiscal year 2020 and could have an impact throughout fiscal year 2021. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, the company and certain of the company's customers and suppliers temporarily closed locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. Partly due to the COVID-19 pandemic, the Company shut down the operations of its’ Open Data Centers, LLC operations effective April 30, 2020. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company's operations, supply chain and demand for its products. As a result, the ultimate impact on the company's business, financial condition or operating results cannot be reasonably estimated at this time.

Results of Operations

The Year Ended July 31, 2019 Compared to the Year Ended July 31, 2018

Net revenues from continuing operations for the year ended July 31, 2020 and 2019 were $1,781,139 and $2,179,152, respectively, as a result of the discontinuation of Endstream’s toll free termination business and the discontinuation of the Open Data Centers, LLC subsidiary. These losses were partially offset by an increase in the “Over the Top” (OTT) business segment, specifically in revenues associated with SMS and hosting services.

During the year ended July 31, 2020, the Company incurred total operating expenses from continuing operations of $2,058,804 compared with $2,316,611 for the comparable period ended in 2019. The decrease in operating costs was primarily due to the discontinuation of Endstream’s toll free termination business and the discontinuation of the Open Data Centers, LLC subsidiary.

The Company recorded depreciation expense of $44,454 during the year ended July 31, 2020 compared to $30,768 in the comparable period in 2019, primarily due to increases in computer equipment in support of growth in the OTT business.

During the year ended July 31, 2020, interest expense was $31,843 compared to $21,593 in the comparable period in 2019, primarily due to increases in leases and short term notes.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements of our common stock. As of July 31, 2019, we had cash and cash equivalents of $73,931.

Net cash from operating activities was $150,703 and $-435,296 million for the year ended July 31, 2020 and July 31, 2019, respectively. The increase was primarily due to the discontinuation of the Hammer Fiber Optics Investments Ltd. operations in the first quarter of 2019.

Net cash used in investing activities was $464,066 and $319,838 for the year ended July 31, 2020 and July 31, 2019, respectively. The increase in cash used in investing activities for the period ended July 31, 2020 when compared to the same period in 2018 was primarily due to the purchase of the licenses in Sierra Leone for the Hammer Wireless SL, Ltd subsidiary, equipment purchases for the consolidation of the assets of HiWAAY Information Services, and the purchase of additional stock in Wikibuli, Hammer’s subsidiary in Dominica.

Net cash provided by financing activities was $299,527 and $314,521 for the year ended July 31, 2020 and July 31, 2019, respectively. The decrease in cash provided by financing activities for the period ended July 31, 2020 when compared to the same period in 2019 was primarily the result of reduced operating cash flow requirements associated with the continuing operations of the business.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors have included in their report on our audited financial statements for the fiscal year ended July 31, 2019 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Going Concern

As at July 31, 2020, substantial doubt existed as to the Company’s ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

July 31, 2020 and 2019

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Hammer Fiber Optics Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hammer Fiber Optics Holding Corp. (the “Company”) as of July 31, 2020 and 2019, the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for each of the years in the two year period ended July 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 4 to the consolidated financial statements, the Company’s cumulative net losses raises substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 4. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

November 13, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

Hammer Fiber Optics Holdings Corp.

Consolidated Balance Sheets

	July 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$73,931	$87,767
Accounts receivable	431,350	485,464
Security Deposits	10,446	2,675
Prepaid expenses	48,797	80,362
Total current assets	564,524	656,268
Property and equipment, net	140,758	136,493
Intangible and other assets	3,156,656	2,196,765
Assets from Discontinued Operations	1,281,313	2,493,141
Total assets	$5,143,251	$5,482,667

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,206,664	$929,620
Loans payable	448,302	204,511
Deferred Revenue	289,385	227,809
Total current liabilities	1,944,351	1,361,940
Liabilities from Discontinued Operations	8,538,423	8,846,399
Total Liabilities	10,482,774	10,208,339
Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized
60,503,341 shares issued; 45,944,954 and 45,094,954 shares
outstanding at July 31, 2020 and 2019, respectively	60,503	60,503
Additional paid-in capital	17,512,284	17,201,784
Accumulated deficit	(22,912,310)	(21,987,959)
Total Stockholder's Equity (Deficit)	(5,339,523)	(4,725,672)

Total Liabilities and Stockholders' Equity (Deficit)	$5,143,251	$5,482,667

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

	For the Year Ended
	July 31,
	2020	2019
Revenues	$1,781,139	$$2,179,152

Costs and expenses:
Cost of sales	1,156,996	1,419,185
Selling, general and administrative expenses	857,354	866,658
Depreciation expense	44,454	30,768
Total operating expenses	2,058,804	2,316,611

Operating loss	(277,665)	(137,459)

Other expenses
Interest expense	31,843	21,593
Other expenses	771	32,206
Total other expenses	32,614	53,799

Loss Before Discontinued Operations	(310,279)	(191,258)

Loss From Discontinued Operations	(614,072)	(7,605,259)

Net loss	$(924,351)	$(7,796,517)

Weighted average number of common shares outstanding - basic and diluted	60,503,341	60,503,341

Loss per share- basic and diluted
Continuing operations	$-	$-
Discontinued operations	(0.02)	(0.13)
Total	$(0.02)	$(0.13)

See accompanying notes to consolidated statements.

Hammer Fiber Optics Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, July 31, 2018	60,503,341	$60,503	7,557,179	$-	$14,617,719	$(14,191,442)	$486,780

Treasury shares issued for cash	-	-	(59,874)	-	26,000	-	26,000
Treasury shares issued for conversion of convertible note	-	-	(245,112)	-	153,194	-	153,194
Treasury shares issued for acquisitions	-	-	(4,843,806)	-	2,403,571	-	2,403,571
Repurchase of shares from related parties	-	-	13,000,000	-	1,300	-	1,300
Net loss for the year	-	-	-	-	-	(7,796,517)	(7,796,517)

Balance, July 31, 2019	60,503,341	60,503	15,408,387	-	17,201,784	(21,987,959)	(4,725,672)

Treasury shares issued for acquisition	-	-	(500,000)	-	230,000	-	230,000
Commitment shares issued in registration statement	-	-	(350,000)	-	80,500	-	80,500
Net loss for the year	-	-	-	-	-	(923,351)	(923,351)
Balance, July 31, 2020	60,503,341	$60,503	14,558,387	$-	17,512,284	$(22,912,310)	$(5,339,523)

The accompanying notes are an integral part of these consolidated financial statements.

.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

	For the Years Ended
	July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(924,351)	$(7,796,517)
Loss from discontinued operations	614,072	7,605,259
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation expense	44,454	30,768
Changes in operating assets and liabilities:
Accounts receivable	54,114	578,834
Security deposits	(7,771)	25,206
Prepaid expenses	31,565	(58,392)
Accounts payable	277,044	(17,257)
Deferred revenue	61,576	34,951
Net cash provided by (used in) operating activities- continuing operations	150,703	402,852
Net cash provided by (used in) operating activities- discontinued operations	-	(838,148)
Net cash provided by (used in) operating activities	150,703	(435,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(52,022)	(95,750)
Purchase of licenses	-	(224,088)
Acquisition of customer contracts	(55,476)	-
Net cash provided by (used in) investing activities- continuing operations	(107,498)	(319,838)
Net cash provided by (used in) investing activities- discontinued operations	(356,568)	-
Net cash provided by (used in) investing activities	(464,066)	(319,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans	(43,923)	(478,184)
Proceeds from loans	343,450	616,444
Net cash provided by (used in) financing activities- continuing operations	299,527	138,260
Net cash provided by (used in) financing activities- discontinued operations	-	176,261
Net cash provided by (used in) financing activities	299,527	314,521
Net increase (decrease) in cash	(13,836)	(440,613)
Cash, beginning of period	87,767	528,380
Cash, end of period	$73,931	$87,767

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$31,843	$23,715
Cash paid for taxes	$771	$568

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020 and 2019

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

As of April 30, 2020 our board of directors approved the discontinuation of the operations of Open Data Centers LLC. The operations of Open Data Centers, LLC were discontinued effective April 30, 2020 and the Company shut down its operations in its Piscataway, NJ data center.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020 and 2019

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

COVID-19 Pandemic Update

In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company's financial performance in the third and fourth quarters of fiscal year 2020 and could have an impact throughout fiscal year 2021. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, the company and certain of the company's customers and suppliers temporarily closed locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. Partly due to the COVID-19 pandemic, the Company shut down the operations of its’ Open Data Centers, LLC operations effective April 30, 2020. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company's operations, supply chain and demand for its products. As a result, the ultimate impact on the company's business, financial condition or operating results cannot be reasonably estimated at this time.

On May 5, 2020, the Company’s 1stPoint Communications LLC subsidiary entered into a $88,097 note payable to Bank of America, pursuant to the Paycheck Protection Program (“PPP Loan”) under the CARES Act. The loan remains outstanding at July 31, 2020.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020 and 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue recognition

The Company accounts for revenues under Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606), which we adopted on August 1, 2018, using the modified retrospective approach. This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. . The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Amounts invoiced or collected in advance of product delivery or providing services are recorded as unearned revenue or customer deposits. The company accrues for sales returns, bad debts, and other allowances based on its historical experience. The Company’s revenues have consisted primarily of subscription agreements for its broadband internet and voice-over-IP phone services. Residential broadband service delivered to customers over the Company’s hybrid fiber and wireless network in Atlantic County, New Jersey has been the primary revenue source. Revenues are supplemented by phone and add-on services. Broadband services delivered via fiber optics to enterprise businesses account for the remaining sources of revenue. Services have been billed monthly to subscribers on either a one- year or two-year contract for residential customers and three-year contracts for enterprise business customers. Revenue begins accruing as service is delivered at commencement of the customer’s service contract.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020 and 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation, Hammer Fiber Optic Investments Ltd, 1stPoint Communications,LLC, Endstream Communications, LLC, Shelcomm, Inc., Open Data Centers, LLC, and American Network, Inc. The company is also the beneficial owner of Hammer Wireless SL. The financial statements for Hammer Fiber Optics Holdings Corp. and its subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Hammer Fiber Optics Investments, Ltd and Open Data Centers, LLC have been discontinued and are reported on a summarized basis in consolidation.

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of July 31, 2020 and 2019, there were no common stock equivalents outstanding.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020 and 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain reclassifications have been made to the financial statements to conform to the consolidated 2020 financial statement presentation.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020 and 2019

NOTE 5 – DISCONTINUED OPERATIONS

Hammer Fiber Optics Investment Ltd ceased operations in the Atlantic County geographical market on October 31, 2018 when Verizon Communications, LLC terminated the spectrum lease agreement. The operations of Hammer Fiber Optics Investments, Ltd were classified as a discontinued operation. Open Data Centers, LLC ceased operating in its Piscataway, NJ location in May 2020 and was classified as a discontinued operation. Reporting of the discontinued operations is in accordance with Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The following summarizes the assets and liabilities of the discontinue operations:

	July 31, 2020	July 31, 2019
Assets
Current Assets
Cash	$677	$9,132
Accounts receivable	36,676	193,943
Other current assets	16,139	242,637
Total current assets	53,492	445,712
Other Assets
Property and equipment- net	1,227,821	1,329,570
Intangible assets	-	717,859
Total other assets	1,227,821	2,047,429
Total Assets	$1,281,313	$2,493,141
Liabilities and Net Assets
Current Liabilities
Accounts payable	$4,632,405	$4,814,936
Notes payable- related parties	210,000	210,000
Current portion of long-term notes payable - related parties	3,313,544	3,313,544
Accrued interest	382,474	-
Rent Concessions	-	125,445
Total current liabilities	8,538,423	8,846,399
Net assets (liabilities)	$(7,257,110)	$(6,353,258)

The following summarizes the operations of the discontinue operations:

	July 31, 2020	July 31, 2019
Revenue	$528,315	$$578,279

Operating expenses
Operations and maintenance	679,967	849,751
General and administrative	226,916	125,553
Depreciation and amortization	10,348	310.775
Impairment expense	223,025	6,807,832

Loss from operations	(611,941)	(7,506,553)

Other income (expense)
Interest expense	(2,131)	(98,706)
Interest income	-	7,060
Total other income (expense)	-	-

Net Loss	$(614,072)	$(7,605,259)

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020 and 2019

NOTE 6 – ACQUISITIONS

On September 1, 2019, the Company completed the previously announced purchase of the assets of American Network, Inc.. The purchase price for the acquisition was 500,000 shares of the Company’s Common Stock from treasury stock. The purchase price of $230,000 is allocated to intangible assets, which includes vendor contracts, CLEC agreements and telephone number assets.

NOTE 7 – PROPERTY AND EQUIPMENT

As of July 31, 2020, property and equipment from ongoing operations included:

	Amount	Life

Computer and Telecom equipment	$1,146,069	5 years
Less: Accumulated depreciation	(1,005,311)
Total	$140,758

Depreciation expense was $44,454 and $30,768 for the years ended July 31, 2020 and 2019, respectively.

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

On February 12, 2018, the Company entered into a convertible promissory note for the sum of $103,000. On June 19, 2018, the note was settled in full on the company’s behalf by a Director. The settlement included a prepayment penalty for a full settlement amount of $132,433. The difference between the carrying value of the loan and the full settlement amount ($29,433) was recorded as interest expense.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020 and 2019

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

During the fiscal year 2018, the Company entered into a Stock Purchase Agreement with a related party for the sum of $14,000 of common stock at $0.4629 per share on May 5, 2019, and the sum of $12,000 of common stock at $0.405 per share on May 30, 2019.

During the fiscal year 2019, the Company entered into a Stock Purchase Agreement with a related party for the sum of $25,000 of common stock at $0.25 per share on March 17, 2020, the sum of $40,000 of common stock at $0.24 per share on March 24, 2020.

On April 6, 2020, the Company entered into a promissory note for the sum of $36,300 with a related party. The note bears interest at a rate of 6%, payable quarterly.

As of July 31, 2020, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

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

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the fiscal year ended July 31, 2020 and 2019, to the Company’s effective tax rate is as follows:

	July 31,
	2020	2019
Income tax benefit provision at statutory rate	$(194,114)	$(1,637,269)
Change in valuation allowance	194,114	1,637,269
	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of July 31, 2020 and 2019 are as follows:

	July 31,
	2020	2019
Net operating loss	$4,876,484	$4,682,370
Valuation allowance	(4,876,484)	(4,682,370)
	$-	$-

The Tax Cuts and Jobs Act of 2017 (the Act) reduced the statutory corporate federal income tax rate from 35% to 21% beginning in 2018. The blended tax rate for 2018 considered the tax laws enacted in 2017. The tax effect of temporary differences from net operating losses (“NOL”) has been reduced to reflect the newly enacted rate.

The Company has approximately $22,912,000 of NOL carried forward to offset taxable income in future years. The tax laws enacted in 2017 also changed the treatment of NOL. Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL that can be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017, hence, $3,000,000 of the NOL will be subject to the 80% limitation and will be carried forward indefinitely while $19,297,000 of the NOL will be carried forward for 20 years and will begin to expire in 2036.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020 and 2019

NOTE 11 – INCOME TAXES (CONTINUED)

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

As of July 31, 2020 and 2019, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense. No interest or penalties have been recorded during the years ended July 31, 2020 and 2019. As of July 31, 2020 and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 12 – STOCKHOLDERS’ EQUITY

Treasury Stock

During the year ended July 31, 2020, the Company received cash of $65,000 from the sale of 266,667 treasury shares to various Directors:

Price Per Share	Shares	Value
$0.25	100,000	$25,000
$0.24	166,667	$40,000
Total	266,667	$65,000

These shares have not yet been issued, and not deducted from Treasury Stock.

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

NOTE 13 – COMMITMENTS AND LEASES

In discontinuing Open Data Centers, LLC and Hammer Fiber Optics Investments, Ltd. the company no longer has any material long term leases or obligations.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020 and 2019

NOTE 14 – FOREIGN CURRENCY

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

NOTE 15 – S-1 REGISTRATION STATEMENT

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

NOTE 16 – SUBSEQUENT EVENTS

None.

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

As of July 31, 2020, we carried out an evaluation, under the supervision of our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2020, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Executive Officers and Directors of the Company

Name and Address of Beneficial Owner Directors and Officers:	Age	Class	Shares Held or Controlled	Percentage of Class [1]
Michael Cothill [2] Director 401 East 34th Street, Suite #N27J New York, NY 10016	63	Common	4,350,000	7.0%
Erik B. Levitt [3] CEO, President & Executive Director 401 East 34th Street, Suite #N27J New York, NY 10016	46	Common	678,390	>1.0%
Michael Sevell [4] Director 401 East 34th Street, Suite #N27J New York, NY 10016	66	Common	7,466,441	12.1%
Mark Stogdill [5] Director 401 East 34th Street, Suite #N27J New York, NY 10016	40	Common	5,000,000	8.1%
Kristen Vasicek [6] Secretary & COO 401 East 34th Street, Suite #N27J New York, NY 10016	38	Common	167,561	>1.0%
All executive officers and directors as a group (5 people)		Common	17,662,392	29.2%

1.The number and percentage of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The entities or persons named in the table have sole voting and investment power with respect to all shares of common stock shown that are beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.On August 1, 2016, Michael Cothill was appointed as the Company’s Treasury and Chairman of the Company’s Board of Directors. The beneficial ownership of our Chairman, Michael Cothill, is held through Ambleside Trust, of which he is the Managing Member.

3.Erik Levitt’s ownership is composed of 678,390 shares owned indirectly, as follows: (a) 91,800 shares issued (pursuant to an the September 11, 2018 Purchase Agreement for our purchase of Shelcomm, Inc.) (“Shelcomm”), in exchange for Erik Levitt’s respective equity ownership in Shelcom.; and (b) 199,954 shares issued (pursuant to the September 12, 2018 Purchase Agreement for our purchase of Open Data Centers (“Open Data”) in exchange for Erik Levitt’s respective ownership of Open Data Centers, LLC. In addition, pursuant to vesting schedules, Erik Levitt will receive 1,534,325 shares through a single member LLC, Manhattan Carrier Company (“Manhattan), of which he is the sole member, as follows: (i) 665,808 shares issued to (pursuant to the September 11, 2018 Purchase Agreement providing for our 100% purchase of Endstream Communications, LLC (“Endstream), which included Erik Levitt’s respective ownership of Endstream; (ii) 871,517 shares issued to (pursuant to the September 11, 2018 Purchase Agreement providing for our 100% purchase of lstPoint Communications, LLC) (“lstPoint”), including Erik Levitt’s respective ownership of lstPoint. Amendment 2 to the Stock Purchase Agreement for Endstream and 1stPoint Communications altered the 539 Plan, and Mr. Levitt received 159,800 shares of Common Stock in exchange for Erik Levitt’s respective ownership of Endstream Communications, LLC and 226,845 shares of Common Stock in exchange for Erik Levitt’s respective ownership of 1stPoint Communications, LLC.

4.Michael Sevell’s ownership of 7,466,441 shares is composed of: (a) 5,266,667 shares owned directly by Michael Sevell; and (b) 2,192,500 shares representing his indirect ownership through 2,192,500 shares owned by Forefront Investors, LLC., for which Michael Sevell has sole dispositive power.

5.Mark Stogdill’s ownership is 5,000,000 shares represents his indirectly ownership of 5,000,000 shares owned by Arradis Enterprises, LLC, a Limited Liability Company under his control and for which he has sole dispositive power.

6.Pursuant to a stock grant and a Rule 539 Vesting Plan, Kristen Vasicek will receive 81,320 shares by our issuance of 16,264 shares each on January 2, 2020 2021, 2022, 2023, and 2024. Additionally, pursuant to a stock grant and a Rule 539 Vesting Plan, Kristen Vasicek will receive 52,093 shares, 10,418.6 shares each on January 2, 2020, 2021, 2022, 2023, and 2024. Amendment 2 to the Stock Purchase Agreement for Endstream and 1stPoint Communications altered the 539 Plan, and Ms. Vasicek received 12,501 shares of Common Stock in exchange for Ms. Vasicek’s respective ownership of Endstream Communications, LLC and 21,167 shares of Common Stock in exchange for Ms. Vasicek’s respective ownership of 1stPoint Communications, LLC.

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

SUMMARY COMPENSATION TABLE 1
Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
Erik B. Levitt [4]	2020	NIL	NIL	NIL
CEO & Director	2019	1,000	NIL	1,000
Kristen Vasicek [6]	2020	72,000	NIL	NIL
Secretary & COO	2019	48,000	NIL	NIL

1.We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

2.The “All Other Compensation” column is used to disclose the aggregate amount of all compensation that the company could not properly report in any other column of the Summary Compensation Table.

3.Michael Cothill has an employment agreement with the company but opted to take no compensation for year ending July 31, 2019 as reflected in Summary Compensation Table.

4.Erik B. Levitt has an employment agreement with the company but opted to take a reduction of compensation for year ending July 31, 2019 as reflected in the Summary Compensation Table.

5.Mark Stogdill had an employment agreement with the company but opted to take no compensation for year ending July 31, 2019 as reflected in the Summary Compensation Table.

6.Kristen Vasicek is employed by the company under an at-will employment agreement.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Management Agreements

We had executive contract agreements during the reporting period with our CEO Erik B. Levitt.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2020	2019
Audit fees and audit related fees	$40,000	$21,500
Tax fees	-	-
All other fees	-	-
Total	$40,000	$21,500

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: November 13, 2020	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: November 13, 2020	/s/ Erik Levitt
Erik B. Levitt
Principal Financial Officer