Form 10-K/A
period 2020-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2020-12-08
CIK 1539680

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Hammer Fiber Optics, Inc. (the “Company”) on Form 10-K for the period ended July 31, 2020, filed with the Securities and Exchange Commission on November 13, 2020 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: December 8, 2020	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: December 8, 2020	/s/ Erik Levitt
Erik B. Levitt
Principal Financial Officer