Form 10-Q
period 2020-10-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2020-12-15
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Yes [   ] No [X]

As of October 31, 2020, there were 60,503,341 shares of the registrant’s $0.001 par value common stock issued and 50,554,767 shares outstanding.

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

Hammer Fiber Optics Holdings Corp.
Consolidated Balance Sheets
(Unaudited)

	October 31,	July 31,
	2020	2020
ASSETS
Current Assets
Cash and cash equivalents	$89,950	$73,931
Accounts receivable	460,387	431,350
Security Deposits	10,446	10,446
Prepaid expenses	43,160	48,797
Total current assets	603,943	564,524
Property and equipment, net	128,705	140,758
Intangible and other assets	3,156,221	3,156,656
Assets from Discontinued Operations	1,280,637	1,281,313

Total assets	$5,169,506	$5,143,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,240,198	$1,206,664
Loans payable	545,258	448,302
Deferred Revenue	322,756	289,385
Total current liabilities	2,108,212	1,944,351
Liabilities from Discontinued Operations	8,518,138	8,538,423
Total Liabilities	10,626,350	10,482,774

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized
60,503,341 shares issued, 45,944,954 and 45,994,954 shares
outstanding at October 31, and July 31, 2020, respectively	60,503	60,503
Additional paid-in capital	17,512,284	17,512,284
Accumulated deficit	(23,029,631)	(22,912,310)
Total Stockholder's Equity (Deficit)	(5,456,844)	(5,339,523)

Total Liabilities and Stockholders' Equity (Deficit)	$5,169,506	$5,143,251

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp
Consolidated Statements of Operations
(Unaudited)

	For the Quarter Ended
	October 31,
	2020	2019
Revenues	$484,842	$533,515

Cost of sales	339,176	357,729
Selling, general and administrative expenses	161,239	210,880
Depreciation expense	12,255	10,934
Total operating expenses	512,670	579,543

Operating loss	(27,828)	(46,028)

Other expenses
Interest expense	(8,653)	(3,459)
Other expenses	(68,178)	-
Total other expenses	(76,831)	(3,459)

Loss Before Discontinued Operations	(104,659)	(49,487)

Loss From Discontinued Operations	(12,662)	(90,491)

Net loss	$(117,321)	$(139,978)

Weighted average number of common shares outstanding - basic and diluted	60,503,341	60,503,341

Loss per share- basic and diluted
Continuing operations	$-	$-
Discontinued operations	-	-
Total	$-	$-

See accompanying notes to consolidated statements.

Hammer Fiber Optics Holdings Corp
Consolidated Statements of Cash Flows

	For the Quarter Ended
	October 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(117,321)	$(139,978)
Loss from discontinued operations	12,662	90,491
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation expense	12,255	14,815
Changes in operating assets and liabilities:
Accounts receivable	(118,263)	(208,728)
Security deposits	-	-
Prepaid expenses	9,666	14,542
Accounts payable	89,882	278,266
Deferred revenue	40,961	7,278
Net cash provided by (used in) operating activities- continuing operations	(70,158)	56,686
Net cash provided by (used in) operating activities- discontinued operations	(677)	(86,874)
Net cash provided by (used in) operating activities	(70,835)	(30,188)

INVESTING ACTIVITIES
Purchase of property and equipment	(222)	(8,989)
Purchase of subsidiary equity	-	(6,000)
Net cash provided by (used in) investing activities- continuing operations	(222)	(14,989)
Net cash provided by (used in) investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	(222)	(14,989)

FINANCING ACTIVITIES
Repayment of loans	(14,364)	28,143
Proceeds from loans	101,440	-
Net cash provided by (used in) financing activities- continuing operations	87,076	28,143
Net cash provided by (used in) financing activities- discontinued operations	-	-
Net cash provided by (used in) financing activities	87,076	28,143

Net increase (decrease) in cash	16,019	(17,034)
Cash, beginning of period	73,931	96,605
Cash, end of period	$89,950	$79,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$8,653	$23,715
Cash paid for taxes	$107	$1,568

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

OCTOBER 31, 2020

(Unaudited)

NOTE 2 – CORPORATE HISTORY AND BACKGROUND ON MERGER (CONTINUED)

As of April 30, 2020 our board of directors approved the discontinuation of the operations of Open Data Centers LLC. The operations of Open Data Centers, LLC were discontinued effective April 30, 2020 and the Company shut down its operations in its Piscataway, NJ data center.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial statements for the three months ending October 31, 2020 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2020, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov

Use of estimates

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

On May 5, 2020, the Company’s 1stPoint Communications LLC subsidiary entered into a $88,097 note payable to Bank of America, pursuant to the Paycheck Protection Program (“PPP Loan”) under the CARES Act. The loan remains outstanding at October 31, 2020.

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

OCTOBER 31, 2020

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of July 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

OCTOBER 31, 2020

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS (CONTINUED)

The following summarizes the assets and liabilities of the discontinue operations:

	October 31, 2020	July 31, 2020
Assets

Current Assets
Cash	$-	$677
Accounts receivable	36,677	36,676
Other current assets	16,139	16,139
Total current assets	52,816	53,492

Other Assets
Property and equipment- net	1,227,821	1,227,821
Total other assets	1,227,821	1,227,821

Total Assets	$1,280,637	$1,281,313

Liabilities and Net Assets

Current Liabilities
Accounts payable	$4,612,120	$4,632,405
Notes payable- related parties	210,000	210,000
Notes payable	3,313,544	3,313,544
Accrued interest	382,474	382,474
Total current liabilities	8,518,138	8,538,423

Net assets (liabilities)	$(7,237,501)	$(7,257,110)

The following summarizes the operations of the discontinued operations:

	October 31, 2020	October 31, 2019
Revenue	$-	$165,423

Operating expenses
Operations and maintenance	-	232,039
General and administrative	12,662	19,512
Depreciation and amortization	-	3,881
	12,662	255,432

Loss from operations	(12,662)	(90,009)

Other income (expense)
Interest expense	-	(482)
Total other income (expense)	-	(482)

Net Loss	$(12,662)	$(90,491)

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

(Unaudited)

NOTE 6 – COMMITMENTS AND LEASES

In discontinuing Open Data Centers, LLC and Hammer Fiber Optics Investments, Ltd. the company no longer has any material long term leases or obligations.

NOTE 7 – PROPERTY AND EQUIPMENT

As of April 30, 2020 and July 31, 2019, property and equipment consisted of the following:

	October 31,	July 31,
	2020	2020	Life
Computer and Telecom equipment	$1,146,291	$1,146,069	5 years
Less: Accumulated depreciation	(1,017,586)	(1,005,311)
Total	$128,705	$140,758

NOTE 8 – INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $3,156,221 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and goodwill. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset’s fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

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

The $1,000,000 note matured on June 9, 2018 at which time the principal became due in its entirety, in addition to simple interest accrued at 3%. The company is currently in default on this loan. However, in November 1, 2018, as a term of the Stock Purchase Agreements signed as part of the acquisition of Open Data Centers, LLC, 1stPoint Communications LLC and Endstream Communications LLC, this party agreed to convert this debt at $3 per share of Common Stock at a time of the Company’s choosing.

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

On September 1, 2020, the Company entered into a promissory note for the sum of $100,000 with a related party. The note bears interest at a rate of 6%, payable quarterly.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

As of October 31, 2020, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

NOTE 10 – INCOME TAXES

The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimate are required in the determination of the consolidated income tax expense. The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the quarter ended October 31, 2020 and 2019, to the Company’s effective tax rate is as follows:

	October 31,
	2020	2019
Income tax benefit provision at statutory rate	$(24,637)	$(29,395)
Change in valuation allowance	24,637	29,395
	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of October 31, 2020 and July 31, 2020 are as follows:

	October 31,	July 31,
	2020	2020
Net operating loss	$4,901,121	$4,876,484
Valuation allowance	(4,901,121)	(4,876,484)
	$-	$-

The Company has approximately $23,339,000 of NOL carried forward to offset taxable income in future years. The tax laws enacted in 2017 also changed the treatment of NOL. Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL that can be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017, hence, $3,000,000 of the NOL will be subject to the 80% limitation and will be carried forward indefinitely while $19,297,000 of the NOL will be carried forward for 20 years and will begin to expire in 2036.

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

As of October 31, 2020 and July 31, 2020, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense. No interest or penalties have been recorded during the quarters ended October 31, 2020 and 2019. As of October 31, 2020 and July 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

(Unaudited)

NOTE 11 – STOCKHOLDERS’ EQUITY

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

NOTE 12 – FOREIGN CURRENCY

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

NOTE 13 – CLAIMS

The following parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Crown Castle Fiber FKA Lightower	$1,544,621
Zayo Group, LLC	$2,561,370
Calvi Electric	$9209.69
Horizon Blue Cross	$17,308.58
Cross River Fiber	$273,220

Crown Castle Fiber was awarded a judgement of $1,544,621 in binding arbitration in the State of New Jersey. This judgment was vacated by Hammer Fiber Optics Investments Ltd. The courts have ordered Crown Castle to accept Hammer’s offer to settle the matter for Hammer’s proposed amount of $60,000, to be delivered in 10 equal payments of $6,000 monthly. This order is currently being considered by Management.

The claim by Zayo Group has not advanced.

The claim by Horizon Blue Cross has not advanced.

The claim by Cross River Fiber has not advanced.

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

Hammer Fiber Optics Holdings Corp settled a claim against Open Data Centers for $5,703.69 for $2,500 and has met its obligations.

1stPoint Settled a claim with Shannon Walchuk for $212,171 for $160,000, which included a one time payment of $100,000 and ten equal payments of $6,000 monthly for 10 months. This settlement has been reflected as an “Other Income/Expense” on the Statement of Operations.

Please see NOTE 15 – SUBSEQUENT EVENTS below for further detail regarding the ongoing resolution of these claims.

NOTE 14 – S-1 REGISTRATION STATEMENT

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

This S-1 was effective on February 1, 2020.

NOTE 15 – SUBSEQUENT EVENTS

None.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended October 31, 2020 Compared to the Three Months Ended October 31, 2019

Net revenues for the three months ended October 31, 2020 and October 31, 2019 were $484,842 and $533,515, respectively, a decrease of 9.12%. The decrease was due to the management’s decision to terminate Endstream Communications Toll Free Termination business.

As of November 1, 2019, Endstream Communications has exited the Toll-Free Termination business and is repositioning itself to provide voice termination services in Hammer’s markets in the Caribbean (such as Dominica) as well as its direct routes to Guyana and Bermuda and Africa. Since that time Endstream has built its new interconnection in Dominica and has begun sales in the market.

During the three months ended October 31, 2020, the Company incurred total operating expenses of $512,670 compared with $579,543, a decrease of 11.53%, for the comparable period ended October 31, 2019. The change in expenses was to due to the discontinuation of the Toll Free Termination business of Endstream Communications.

Operating loss decreased to $27,828 during the three months ended October 31, 2020. Although loss after taking into account the discontinuation of Open Data Centers was $46,028 as adjusted, last year the company reported a loss of $139,864, a decrease of 80.1%

The Company recorded depreciation and amortization expense of $12,255 and $10,934 during the three months ended October 31, 2020 and October 31, 2019, respectively. During the three months ended October 31, 2020 and October 31, 2019, interest expense was $8,653 and $3,459 respectively.

During the three months ended October 31, 2020 and October 31, 2019, the Company has losses of $12,662 and $90,491, respectively, on the operations of its’ discontinued operations of Open Data Centers, LLC and Hammer Fiber Optics Investment Ltd

.

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

Cash Flow from Operating Activities

During the three months ended October 31, 2020, the Company increased cash for operating activities by $16,019, compared to a decrease in cash of $17,034 in the period ended October 31, 2019.

Cash Flow from Investing Activities

During the nine months ended October 31, 2020, the Company’s investing activities used $222, compared to $14,989 provided by investing activities during the six months ended October 31, 2019.

Cash Flow from Financing Activities

During the nine months ended October 31, 2020, the Company netted $87,076 in cash from financing activities compared with $28,143 used during the three months ended October 31, 2020. The majority of the financing activities was to settle a claim against 1stPoint Communications, LLC, which has been resolved.

Going Concern

As of October 31, 2020, doubt existed as to the Company’s ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Crown Castle Fiber was awarded a judgement of $1,544,621 in binding arbitration in the State of New Jersey. This judgment was vacated by Hammer Fiber Optics Investments Ltd. The courts have ordered Crown Castle to accept Hammer’s offer to settle the matter for Hammer’s proposed amount of $60,000, to be delivered in 10 equal payments of $6,000 monthly. This order is currently being considered by Management.

The claim by Zayo Group has not advanced.

The claim by Horizon Blue Cross has not advanced.

The claim by Cross River Fiber has not advanced.

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

Hammer Fiber Optics Holdings Corp settled a claim against Open Data Centers for $5,703.69 for $2,500 and has met its obligations.

1stPoint Settled a claim with Shannon Walchuk for $212,171 for $160,000, which included a one time payment of $100,000 and ten equal payments of $6,000 monthly for 10 months. This settlement has been reflected as an “Other Income/Expense” on the Statement of Operations.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: December 15, 2020	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: December 15, 2020	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer