Form 10-Q/A
period 2020-10-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2020-12-26
CIK 1539680

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Hammer Fiber Optics, Inc. (the “Company”) on Form 10-Q for the period ended October 31, 2020, filed with the Securities and Exchange Commission on December 15, 2020 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Date: December 23, 2020	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: December 23, 2020	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer