Form 10-Q
period 2021-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2021-03-24
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

As of January 31, 2021, there were 60,503,341 shares of the registrant’s $0.001 par value common stock issued and 54,902,756 shares outstanding.

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

Hammer Fiber Optics Holdings Corp.

Consolidated Balance Sheets

(Unaudited)

	January 31,	January 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$60,483	$73,931
Accounts receivable	552,003	431,350
Security Deposits	10,446	10,446
Prepaid expenses	41,888	48,797
Total current assets	664,820	564,524
Property and equipment, net	119,485	140,758
Intangible and other assets	3,151,275	3,156,656
Assets from Discontinued Operations	1,325,824	1,281,313
Total assets	$5,261,404	$5,143,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,311,886	$1,206,664
Loans payable	477,674	448,302
Deferred Revenue	299,136	289,385
Total current liabilities	2,088,696	1,944,351
Liabilities from Discontinued Operations	4,373,205	8,538,423
Total Liabilities	6,461,901	10,482,774

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized 60,503,341 shares issued; 45,944,954 and 45,994,954 shares outstanding at October 31, and July 31, 2020, respectively	60,503	60,503
Additional paid-in capital	17,512,284	17,512,284
Accumulated deficit	(18,773,284)	(22,912,310)
Total Stockholder's Equity (Deficit)	(1,200,497)	(5,339,523)
Total Liabilities and Stockholders' Equity (Deficit)	$5,261,404	$5,143,251

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Revenues	$508,848	$410,784	$$993,690	$$944,299

Cost of sales	338,001	288,554	677,177	646,283
Selling, general and administrative expenses	182,328	233,393	343,567	444,273
Depreciation expense	12,627	10,934	24,882	21,868
Total operating expenses	532,956	532,881	1,045,626	1,112,424

Operating loss	(24,108)	(122,097)	(51,936)	(168,125)

Other expenses
Interest expense	6,204	8,139	14,857	11,598
Other expenses	14	337	68,192	337
Total other expenses	6,218	8,476	83,049	11,935

Loss Before Discontinued Operations	(30,326)	(130,573)	(134,985)	(180,060)

Income (Loss) From Discontinued Operations	4,286,673	(69,665)	4,274,011	(160,156)

Net income (loss)	$4,256,347	$(200,238)	$4,139,026	$(340,216)

Weighted average number of common shares outstanding - basic and diluted	60,503,341	60,503,341	60,503,341	60,503,341

Gain per share- basic and diluted
Continuing operations	$-	$-	$-	$-
Discontinued operations	0.07	-	0.07	(0.01)
Total	$0.07	$-	$0.07	$(0.01)

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	January 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$4,139,026	$(340,216)
(Income) Loss from discontinued operations	(4,274,011)	160,156
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	24,882	21,868
Changes in operating assets and liabilities:
Accounts receivable	(130,204)	(208,728)
Security deposits	-	-
Prepaid expenses	11,422	14,542
Accounts payable	105,004	278,266
Deferred revenue	17,341	7,278
Net cash provided by (used in) operating activities- continuing operations	(106,540)	(66,834)
Net cash provided by (used in) operating activities- discontinued operations	(60,995)	6,650
Net cash provided by (used in) operating activities	(167,535)	(60,184)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,424)	(61,896)
Purchase of subsidiary equity	-	-
Net cash provided by (used in) investing activities- continuing operations	(3,424)	(61,896)
Net cash provided by (used in) investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	(3,424)	(61,896)

FINANCING ACTIVITIES
Repayment of loans	(28,929)	95,074
Proceeds from loans	186,440	-
Net cash provided by (used in) financing activities- continuing operations	157,511	95,074
Net cash provided by (used in) financing activities- discontinued operations	-	-
Net cash provided by (used in) financing activities	157,511	95,074

Net increase (decrease) in cash	(13,448)	(27,006)
Cash, beginning of period	73,931	96,605
Cash, end of period	$60,483	$69,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$17,306	$8,664
Cash paid for taxes	$214	$337

See accompanying notes to consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

JANUARY 31, 2021

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial statements for the six months ending January 31, 2021 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2020, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov

Use of estimates

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

On May 5, 2020, and on February 26, 2021 the Company’s 1stPoint Communications LLC subsidiary entered into two notes payable, each for $88,097 individually, with Bank of America, pursuant to the Paycheck Protection Program (“PPP Loan”) under the CARES Act. The loans remain outstanding at January 31, 2021. The Company has filed for loan forgiveness pursuant to the PPP Loan rules for the loan dated May 5, 2020 and has met the obligations for forgiveness. The Company intends to file for loan forgiveness for the second loan and also intends to meet the requirements as established by the PPP rules.

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

JANUARY 31, 2021

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

JANUARY 31, 2021

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Earnings (Loss) Per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of January 31, 2021, and January 31, 2020, there were no common stock equivalents outstanding.

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

JANUARY 31, 2021

(Unaudited)

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS (CONTINUED)

The following summarizes the assets and liabilities of the discontinue operations:

	January 31,	October 31,
	2021	2020
Assets

Current Assets
Cash	$-	$-
Accounts receivable	36,677	36,677
Other current assets	16,139	16,139
Total current assets	52,816	52,816

Other Assets
Property and equipment- net	1,227,821	1,227,821
Total other assets	1,227,821	1,227,821

Total Assets	$1,280,637	$1,280,637

Liabilities and Net Assets

Current Liabilities
Accounts payable	$121,406	$4,612,120
Notes payable- related parties	210,000	210,000
Notes payable	3,313,544	3,313,544
Accrued interest	382,474	382,474
Total current liabilities	4,027,424	8,518,138

Net assets (liabilities)	$2,746,787	$(7,237,501)

The following summarizes the operations of the discontinued operations:

	January 31, 2021	January 31, 2020
Revenue	$-	$152,492

Operating expenses
Operations and maintenance	-	208391
General and administrative	-	5,663
Depreciation and amortization	-	14,815
	-	228,869

Loss from operations	-	(76,377)

Other income (expense)	4,313,686	(3,698)
Interest expense	-	-
Total other income (expense)	-	(3,698)

Net Income	$4,313,686	$(80,075)

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(Unaudited)

NOTE 6 – COMMITMENTS AND LEASES

In discontinuing Open Data Centers, LLC and Hammer Fiber Optics Investments, Ltd. the company no longer has any material long term leases or obligations.

NOTE 7 – PROPERTY AND EQUIPMENT

As of January 31, 2021 and January 31, 2020, property and equipment consisted of the following:

	January 31,	January 31,
	2021	2020	Life
Computer and Telecom equipment	$442,254	$462,876	5 years
Less: Accumulated depreciation	(313,254)	(353,113)
Total	$129,000	$109,763

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

On September 1, 2020, the Company entered into a promissory note for the sum of $100,000 with a related party. The note bears interest at a rate of 6%, payable quarterly. On November 23, 2020, and on January 19, 2021 the Company entered into promissory notes for the sums of $10,000 and $75,000 with a related party. These notes bear interest at a rate of 6%, payable quarterly and may be convertible into common stock at the Company’s option.

As of January 31, 2021, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(Unaudited)

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

	January 31,
	2021	2020
Income tax benefit provision at statutory rate	$(24,637)	$(29,395)
Change in valuation allowance	24,637	29,395
	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of October 31, 2020 and July 31, 2020 are as follows:

	January 31,	January 31,
	2021	2020
Net operating loss	$4,901,121	$4,876,484
Valuation allowance	(4,901,121)	(4,876,484)
	$-	$-

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

As of January 31, 2021 and January 31, 2020, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense. No interest or penalties have been recorded during the quarters ended January 31, 2021 and January 31, 2020. As of January 31, 2021 and January 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

16,341,085 shares have been issued from Treasury in conjunction with mergers and acquisitions, and operating activities. In connection with the Equity Purchase Agreement with Peak One, the Company issued 350,000 shares of treasury stock.

As a result of these transactions, the Company has a balance of 5,600,585 in Treasury.

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

NOTE 13 – CLAIMS

The following parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Calvi Electric v. Hammer Fiber Optics Inv, Ltd.	$9209.69
15 Corporeate Place, LLC v. Open Data	$1,621,529
Horizon Blue Cross v. Hammer Fiber Optics Inv, Ltd.	$17,308.58
Cross River Fiber v. Hammer Fiber Optics Inv, Ltd.	$273,220

Crown Castle Fiber was awarded a judgement of $1,544,621 in binding arbitration in the State of New Jersey. This judgment was vacated by Hammer Fiber Optics Investments Ltd. The Company was able to settle this amount for one sum of $60,000. This amount was delivered and the matter has been dismissed.

The Company settled the matters of Zayo Group v. Hammer Fiber Optics Investments Ltd and Zayo v. Open Data Centers, LLC in the amount of $2,561,370 for $90,000. This amount was delivered and both matters has been dismissed. The payment is recorded in the subsequent events below.

The claim by Horizon Blue Cross has not advanced.

The claim by Cross River Fiber has not advanced.

Hammer Fiber Optics Investments Ltd reached a settlement agreement with Iron Mountain for $50,000 and already delivered the first payment of $25,000.00 to resolve the matter. The settlement agreement is secured by Hammer Fiber Optics Holdings Corp. Iron Mountain has not delivered in full the equipment it promised to return to the parent, Hammer Fiber Optics Holdings Corp and this settlement is currently in dispute. Iron Mountain is now pursuing the matter against both Hammer Fiber Optics Investments Ltd. and Hammer Fiber Optics Holdings Corp.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(Unaudited)

NOTE 13 – CLAIMS (CONTINUED)

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

This S-1 was effective on February 1, 2020.

NOTE 15 – SUBSEQUENT EVENTS

On February 26, 2021 the Company’s 1stPoint Communications LLC subsidiary entered into a second note payable for $88,097 with Bank of America pursuant to the Paycheck Protection Program (“PPP Loan”) under the CARES Act. The loans remain outstanding at January 31, 2021.

On March 10, 2021 the Company made a payment of $90,000 to Zayo Group, settling the matters of Zayo Group v. Hammer Fiber Optics Investments, Ltd. and Open Data Centers, LLC.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended July 31, 2020, filed with the SEC on November 13, 2020.

Results of Operations

Three Months Ended January 31, 2021 Compared to the Three Months Ended January 31, 2020

Net revenues for the three months ended January 31, 2021 and January 31, 2020 were $508,848 and $410,784, respectively, an increase of 23.87%. The increase was primarily due to the expansion of the Company’s Over-the-Top (“OTT”) business segment which includes its SMS messaging and hosting business units.

During the three months ended January 31, 2021, the Company incurred total operating expenses of $532,956 compared with $532,881, a decrease of 0.00%, for the comparable period ended January 31, 2020.

Operating loss decreased to $30,326 during the three months ended January 31, 2021 as compared with a loss of $130,573, a decrease of 76.77%. The decrease was primarily due to the expansion of the Company’s Over-the-Top (“OTT”) business segment which includes its SMS messaging and hosting business units.

The Company recorded depreciation and amortization expense of $12,627 and $10,934 during the three months ended January 31, 2021 and January 31, 2020 respectively. During the three months ended January 31, 2021 and January 31, 20120 interest expense was $6,204 and $8,139 respectively.

During the three months ended January 31, 2021 the Company recorded a gain of $4,286,673, compared to a loss in the same three month period ended January 31, 2020 of $69,665. The gain was due to the settlement of two large claims against its Hammer Fiber Optics Investments, Ltd. subsidiary.

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

Cash Flow from Operating Activities

During the six months ended January 31 2021 the Company’s total cash decreased by $13,448, compared to a decrease in cash of $27,006 in the period ended January 31, 2020. Cash flow from Operating Activities decreased by $167,535, compared to a decrease of $60,184 in the period ended January 31, 2020. The decrease was primarily due to the settlement of expenses from prior discontinued operations.

Cash Flow from Investing Activities

During the six months ended January 31, 2021, the Company’s investing activities used $3,424, compared to $61,896 provided by investing activities during the six months ended January 31, 2020. The decrease was primarily due to the investments in Wikibuli, Inc. in 2020.

Cash Flow from Financing Activities

During the six months ended January 31, 2021, the Company netted $157,511 in cash from financing activities compared with $95,087 used during the six months ended January 31, 2020. The majority of the cash was used to settle liabilities associated with discontinued operations.

Going Concern

As of January 31, 2021, doubt existed as to the Company’s ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of January 31, 2021, our internal control over financial reporting was not effective. This is due to an inherent staffing limitation and the Principal Financial Officer and the President are the same individual. That individual does not maintain day-to-day banking responsibilities to provide some limitation in such risks.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. The President and Principal Financial Officer are the same individual. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Effective November 1, 2018 the management and accounting resources of the 1stPoint subsidiary assumed responsibility of our internal controls. The Company views this migration to have a positive material impact on our ability to maintain internal controls over financial reporting as 1stPoint has a separation in banking, day-to-day accounting and financial reporting responsibilities, however, the President and Principal Financial Officer are the same individual.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The following parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Calvi Electric v. Hammer Fiber Optics Inv, Ltd.	$9209.69
15 Corporeate Place, LLC v. Open Data	$1,621,529
Horizon Blue Cross v. Hammer Fiber Optics Inv, Ltd.	$17,308.58
Cross River Fiber v. Hammer Fiber Optics Inv, Ltd.	$273,220

Crown Castle Fiber was awarded a judgement of $1,544,621 in binding arbitration in the State of New Jersey. This judgment was vacated by Hammer Fiber Optics Investments Ltd. The Company was able to settle this amount for one sum of $60,000. This amount was delivered and the matter has been dismissed.

The Company settled the matters of Zayo Group v. Hammer Fiber Optics Investments Ltd and Zayo v. Open Data Centers, LLC in the amount of $2,561,370 for $90,000. This amount was delivered and both matters has been dismissed. The payment is recorded in the subsequent events below.

The claim by Horizon Blue Cross has not advanced.

The claim by Cross River Fiber has not advanced.

Hammer Fiber Optics Investments Ltd reached a settlement agreement with Iron Mountain for $50,000 and already delivered the first payment of $25,000.00 to resolve the matter. The settlement agreement is secured by Hammer Fiber Optics Holdings Corp. Iron Mountain has not delivered in full the equipment it promised to return to the parent, Hammer Fiber Optics Holdings Corp and this settlement is currently in dispute. Iron Mountain is now pursuing the matter against both Hammer Fiber Optics Investments Ltd. and Hammer Fiber Optics Holdings Corp.

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

ITEM 1A.RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.OTHER INFORMATION

Please refer to our Current Reports on Form 8-K filed since August 19, 2016, which are incorporated by reference herein.

ITEM 5.EXHIBITS

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: March 24, 2021	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: March 24, 2021	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer