Form 10-Q/A
period 2021-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2021-04-23
CIK 1539680

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

Hammer Fiber Optics Holdings Corp.

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$60,483	$73,931
Accounts receivable	552,003	431,350
Security Deposits	10,446	10,446
Prepaid expenses	41,888	48,797
Total current assets	664,820	564,524
Property and equipment, net	119,485	140,758
Intangible and other assets	3,151,275	3,156,656
Assets from Discontinued Operations	1,325,824	1,281,313
Total assets	$5,261,404	$5,143,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,311,886	$1,206,664
Loans payable	477,674	448,302
Deferred Revenue	299,136	289,385
Total current liabilities	2,088,696	1,944,351
Liabilities from Discontinued Operations	4,373,205	8,538,423
Total Liabilities	6,461,901	10,482,774

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized 60,503,341 shares issued; 45,944,954 and 45,994,954 shares outstanding at October 31, and July 31, 2020, respectively	60,503	60,503
Additional paid-in capital	17,512,284	17,512,284
Accumulated deficit	(18,773,284)	(22,912,310)
Total Stockholder's Equity (Deficit)	(1,200,497)	(5,339,523)
Total Liabilities and Stockholders' Equity (Deficit)	$5,261,404	$5,143,251

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

Hammer Fiber Optics Holdings Corp.
Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

							Total
					Additional		Stockholders'
	Common Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, July 31, 2019	60,503,341	$60,503	15,408,387	$-	$17,201,784	$(21,987,959)	$(4,725,672)

Treasury shares issued for acquisition	-	-	(500,000)	-	230,000	-	230,000
Net loss for the quarter	-	-	-	-	-	(139,978)	(139,978)

Balance, October 31, 2019	60,503,341	60,503	14,908,387	-	17,431,784	(22,127,937)	(4,635,650)

Net loss for the quarter	-	-	-	-	-	(200,238)	(200,238)

Balance, January 31, 2020	60,503,341	$60,503	14,908,387	$-	$17,431,784	$(22,328,175)	$(4,835,888)

Balance, July 31, 2020	60,503,341	$60,503	14,558,387	$-	$17,512,284	$(22,912,310)	$(5,339,523)

Net loss for the quarter	-	-	-	-	-	(117,321)	(117,321)

Balance, October 31, 2020	60,503,341	60,503	14,558,387	-	17,512,284	(23,029,631)	(5,456,844)

Net income for the quarter	-	-	-	-	-	4,256,347	4,256,347

Balance, January 31, 2021	60,503,341	$60,503	14,558,387	$-	$17,512,284	$(18,773,284)	$(1,200,497)

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	January 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$4,139,026	$(340,216)
(Income) Loss from discontinued operations	(4,274,011)	160,156
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	24,882	21,868
Changes in operating assets and liabilities:
Accounts receivable	(130,204)	(208,728)
Security deposits	-	-
Prepaid expenses	11,422	14,542
Accounts payable	105,004	278,266
Deferred revenue	17,341	7,278
Net cash provided by (used in) operating activities- continuing operations	(106,540)	(66,834)
Net cash provided by (used in) operating activities- discontinued operations	(60,995)	6,650
Net cash provided by (used in) operating activities	(167,535)	(60,184)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,424)	(61,896)
Purchase of subsidiary equity	-	-
Net cash provided by (used in) investing activities- continuing operations	(3,424)	(61,896)
Net cash provided by (used in) investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	(3,424)	(61,896)

FINANCING ACTIVITIES
Repayment of loans	(28,929)	-
Proceeds from loans	186,440	95,074
Net cash provided by (used in) financing activities- continuing operations	157,511	95,074
Net cash provided by (used in) financing activities- discontinued operations	-	-
Net cash provided by (used in) financing activities	157,511	95,074

Net increase (decrease) in cash	(13,448)	(27,006)
Cash, beginning of period	73,931	96,605
Cash, end of period	$60,483	$69,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$17,306	$8,664
Cash paid for taxes	$214	$337

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

NOTE 7 – PROPERTY AND EQUIPMENT

As of January 31, 2021 and January 31, 2020, property and equipment consisted of the following:

	January 31,	January 31,
	2021	2020	Life
Computer and Telecom equipment	$432,739	$494,871	5 years
Less: Accumulated depreciation	(313,254)	(353,113)
Total	$119,485	$140,758

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(Unaudited)

NOTE 10 – INCOME TAXES

The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimate are required in the determination of the consolidated income tax expense. The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the quarter ended January 31, 2021 and 2020, to the Company’s effective tax rate is as follows:

	January 31,
	2021	2020
Income tax benefit provision at statutory rate	$(24,637)	$(29,395)
Change in valuation allowance	24,637	29,395
	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of January 31, 2021 and 20200 are as follows:

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: April 22, 2021	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: April 22, 2021	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer