Form 10-Q
period 2021-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2021-06-09
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

As of April 30, 2021, there were 60,853,341 shares of the registrant’s $0.001 par value common stock issued and 55,252,756 shares outstanding.

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

Hammer Fiber Optics Holdings Corp.

Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$75,408	$73,931
Accounts receivable	639,685	431,350
Security Deposits	11,082	10,446
Prepaid expenses	45,361	48,797
Total current assets	771,536	564,524

Property and equipment, net	139,552	140,758

Intangible and other assets	3,113,827	3,156,656

Assets from Discontinued Operations	1,325,824	1,281,313

Total assets	$5,350,739	$5,143,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,258,032	$1,206,664
Loans payable	573,226	448,302
PPP loan	176,194	-
Deferred Revenue	301,984	289,385
Total current liabilities	2,309,436	1,944,351

Liabilities from Discontinued Operations	4,270,077	8,538,423

Total Liabilities	6,579,513	10,482,774

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized 60,853,341 shares issued; 55,252,756 and 52,244,390 shares outstanding at April 30, 2021 and July 31, 2020, respectively	60,853	60,853
Additional paid-in capital	17,511,934	17,511,934
Accumulated deficit	(18,801,561)	(22,912,310)
Total Stockholder's Equity (Deficit)	(1,228,774)	(5,339,523)

Total Liabilities and Stockholders' Equity (Deficit)	$5,350,739	$5,143,251

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Revenues	$611,237	$388,900	$1,604,927	$1,651,114

Cost of sales	434,367	273,253	1,111,544	1,360,418
Selling, general and administrative expenses	161,250	169,082	504,817	638,265
Depreciation expense	13,989	10,934	38,871	40,564
Total operating expenses	609,606	453,269	1,655,232	2,039,247

Operating income (loss)	1,631	(64,369)	(50,305)	(388,133)

Other expenses
Interest expense	9,008	8,482	23,865	20,942
Other expenses	900	-	69,092	-
Total other expenses	9,908	8,482	92,957	20,942

Loss Before Discontinued Operations	(8,277)	(72,851)	(143,262)	(409,075)

Income (Loss) From Discontinued Operations	(20,000)	(112,717)	4,254,011	(116,709)

Net income (loss)	$(28,277)	$(185,568)	$4,110,749	$(525,784)

Weighted average number of common shares outstanding – basic and diluted	60,853,341	60,503,341	60,853,341	60,503,341

Income (loss) per share- basic and diluted
Continuing operations	$-	$-	$-	$(0.01)
Discontinued operations	-	-	0.07	-
Total	$-	$-	$0.07	$(0.01)

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, July 31, 2019	60,503,341	$60,503	15,408,387	$-	$17,201,784	$(21,987,959)	$(4,725,672)

Treasury shares issued for acquisition	-	-	(500,000)	-	230,000	-	230,000
Net loss for the quarter	-	-	-	-	-	(139,978)	(139,978)

Balance, October 31, 2019	60,503,341	60,503	14,908,387	-	17,431,784	(22,127,937)	(4,635,650)

Net loss for the quarter	-	-	-	-	-	(200,238)	(200,238)

Balance, January 31, 2020	60,503,341	60,503	14,908,387	-	17,431,784	(22,328,175)	(4,835,888)

Net loss for the quarter	-	-	-	-	-	(185,568)	(185,568)

Balance, April 30, 2020	60,503,341	$60,503	14,908,387	$-	$17,431,784	$(22,127,937)	$(4,635,650)

Balance, July 31, 2020	60,853,341	$60,853	8,608,951	$-	$17,511,934	$(22,912,310)	$(5,339,523)

Net loss for the quarter	-	-	-	-	-	(117,321)	(117,321)

Balance, October 31, 2020	60,853,341	60,853	8,608,951	-	17,511,934	(23,029,631)	(5,456,844)

Net income for the quarter	-	-	-	-	-	4,256,347	4,256,347

Balance, January 31, 2021	60,853,341	60,853	8,608,951	-	17,511,934	(18,773,284)	(1,200,497)

Treasury stock issued	-	-	(3,008,366)	-	-	-	(3,008,366)
Net loss for the quarter	-	-	-	-	-	(28,277)	(28,277)

Balance, April 30, 2021	60,853,341	$60,853	5,600,585	$-	$17,511,934	$(18,801,561)	$(1,228,774)

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	January 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$4,110,749	$(525,784)
(Income) Loss from discontinued operations	(4,254,011)	116,709
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	38,871	40,564
Changes in operating assets and liabilities:
Accounts receivable	(211,091)	(139,225)
Security deposits	(636)	-
Prepaid expenses	7,949	20,621
Accounts payable	127,535	346,235
Deferred revenue	20,397	29,261
Net cash provided by (used in) operating activities- continuing operations	(160,237)	(111,619)
Net cash provided by (used in) operating activities- discontinued operations	(180,995)	(116,709)
Net cash provided by (used in) operating activities	(341,232)	(228,328)

INVESTING ACTIVITIES
Purchase of property and equipment	(25,235)	(48,509)
Sale of Assets	-	13,356
Purchase of subsidiary equity	-	-
Net cash provided by (used in) investing activities- continuing operations	(25,235)	(35,153)
Net cash provided by (used in) investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	(25,235)	(35,153)

FINANCING ACTIVITIES
Repayment of loans	(100,626)	(14,959)
Proceeds from PPP loan	176,194	-
Proceeds from loans	292,376	260,272
Net cash provided by (used in) financing activities- continuing operations	367,944	245,313
Net cash provided by (used in) financing activities- discontinued operations	-	-
Net cash provided by (used in) financing activities	367,944	245,313

Net increase (decrease) in cash	1,477	(18,168)

Cash, beginning of period	73,931	87,767
Cash, end of period	$75,408	$69,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$17,306	$20,942
Cash paid for taxes	$214	$800

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

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

APRIL 30, 2021

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial statements for the three and nine months ending April 30, 2021 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2020, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov

Use of estimates

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

APRIL 30, 2021

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

APRIL 30, 2021

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability (for example cash flow modeling inputs based on assumptions) The Company has no assets or liabilities valued at fair value on a recurring basis.

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and its subsidiaries, 1stPoint Communications, LLC and its subsidiaries, which includes Shelcomm, Inc, Endstream Communications, LLC and American Network Inc.. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. It’s subsidiary Hammer Fiber Optics Investments, Ltd. and its former subsidiary Open Data Centers, LLC are discontinued and are considered discontinued operations. Open Data Centers, LLC was dissolved on December 30, 2020.

Basic and Diluted Earnings (Loss) Per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of April 30, 2021, and April 30, 2020, there were no common stock equivalents outstanding.

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

In February 2016, FASB issued ASU No. 2016-02, Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2016-02 provides for improvements for accounting guidance related to leasing treatments on financial statements as a response to user input. The update maintains two classifications of leases, Financial lease and Operating leases. The Update is effective for fiscal years beginning after July 31, 2021. The company has not yet adopted this standard but there may be impact to the presentation of the Company’s financial statements during the period of adoption.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

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

Due to customer losses associated with the novel coronavirus and the loss of clients due to other causes, Open Data Centers, LLC will cease its operations. As of May 1, 2020 the operations of Open Data Centers, LLC were classified as a discontinued operation. Reporting of the discontinued operation is in accordance with Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Open Data Centers, LLC was dissolved on December 30, 2020.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS (CONTINUED)

The following summarizes the assets and liabilities of the discontinue operations:

	April 30,	July 31,
	2021	2020
Assets

Current Assets
Cash	$-	$677
Accounts receivable	58,862	36,676
Other current assets	16,139	16,139
Total current assets	75,001	53,492

Other Assets
Property and equipment- net	1,250,823	1,227,821
Total other assets	1,250,823	1,227,821

Total Assets	$1,325,824	$1,281,313

Liabilities and Net Assets

Current Liabilities
Accounts payable	$547,290	$4,632,405
Notes payable	210,000	210,000
Notes payable – Related Parties	3,130,313	3,313,544
Accrued interest	382,474	382,474
Total current liabilities	4,270,077	8,538,423

Net assets (liabilities)	$2,944,253	$(7,257,110)

The following summarizes the operations of the discontinued operations:

	April 30,	July 31,
	2021	2020
Revenue	$-	$524,610

Operating expenses
Operations and maintenance	-	598,671
General and administrative	59,675	30,544
Depreciation and amortization	-	10,348
	59,675	639,563

Loss from operations	(59,675)	(114,953)

Other income (expense)	4,313,686	(1,756)

Net Income	$4,254,011	$(116,709)

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(Unaudited)

NOTE 6 – COMMITMENTS AND LEASES

In discontinuing Open Data Centers, LLC and Hammer Fiber Optics Investments, Ltd. the company no longer has any material long term leases or obligations.

NOTE 7 – PROPERTY AND EQUIPMENT

As of April 30, 2021 and July 31, 2020, property and equipment consisted of the following:

	April 30,	July 31,
	2021	2020	Life
Computer and Telecom equipment	$1,183,735	$1,146,069	5 years
Less: Accumulated depreciation	(1,044,183)	(1,005,311)
Total	$139,552	$140,758

NOTE 8 – INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $3,113,827 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and goodwill. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset’s fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

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

The $1,000,000 note matured on June 9, 2018 at which time the principal became due in its entirety, in addition to simple interest accrued at 3%. The company is currently in default on this loan. However, in November 1, 2018, as a term of the Stock Purchase Agreements signed as part of the acquisition of Open Data Centers, LLC, 1stPoint Communications LLC and Endstream Communications LLC, this party agreed to convert the $1,000,000 and $2,400,000 notes at $3 per share of Common Stock at a time of the Company’s choosing.

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

On February 26, 2021, March 9, 2021 and March 15, 2021 the Company entered into promissory notes for the sums of $25,000, $100,000 and $25,000 respectively, with a related party. These notes are bear interest at a rate of 6% payable quarterly unless forgiven by the note holder and may be converted into common stock at the Company’s option.

As of April 30, 2021, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(Unaudited)

NOTE 10 – INCOME TAXES

The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimate are required in the determination of the consolidated income tax expense. The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the nine months ended April 30, 2021 and 2020, to the Company’s effective tax rate is as follows:

	April 30,
	2021	2020
Income tax benefit provision at statutory rate	$863,257	$(110,415)
Change in valuation allowance	(863,257)	110,415
	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of April 30, 2021 and July 31, 2020 are as follows:

	April 30,	July 31,
	2021	2020
Net operating loss	$3,942,390	$4,811,585
Valuation allowance	(3,942,390)	(4,811,585)
	$-	$-

The Company has approximately $18,773,000 of NOL carried forward to offset taxable income in future years. The tax laws enacted in 2017 also changed the treatment of NOL. Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL that can be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017, hence, $3,000,000 of the NOL will be subject to the 80% limitation and will be carried forward indefinitely while $15,773,000 of the NOL will be carried forward for 20 years and will begin to expire in 2036.

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

As of April 30, 2021 and April 30, 2020, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense. No interest or penalties have been recorded during the quarters ended April 30, 2021 and April 30, 2020. As of April 30, 2021 and April 30, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

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

NOTE 13 – CLAIMS

The following parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Calvi Electric v. Hammer Fiber Optics Inv, Ltd.	$9,210
Ventnor Loan, LLC v. Hammer Fiber Optics Inv, Ltd	$22,938
15 Corporate Place South, LLC v. Open Data	$1,621,529
Horizon Blue Cross v. Hammer Fiber Optics Inv, Ltd.	$17,309
Cross River Fiber v. Hammer Fiber Optics Inv, Ltd.	$273,220
Iron Mountain v. Hammer Fiber Optics Holdings Corp	$65,000

The claim by Horizon Blue Cross has not advanced.

The claim by Cross River Fiber has not advanced.

Hammer Fiber Optics Investments Ltd reached a settlement agreement with Iron Mountain for $50,000 and already delivered the first payment of $25,000.00 to resolve the matter. The settlement agreement is secured by Hammer Fiber Optics Holdings Corp. Iron Mountain has not delivered in full the equipment it promised to return to the parent, Hammer Fiber Optics Holdings Corp and this settlement is currently in dispute. Iron Mountain is now pursuing the matter against both Hammer Fiber Optics Investments Ltd. and Hammer Fiber Optics Holdings Corp. Hammer Fiber Optics Holdings Corp intends to file a counter claim in excess of the amounts claimed to be due for damages to certain equipment and loss of certain equipment in their possession.

1stPoint Settled a claim with Shannon Walchuk for $212,171 for $160,000, which included a one time payment of $100,000 and ten equal payments of $6,000 monthly for 10 months. This settlement has been reflected as an “Other Income/Expense” on the Statement of Operations.

15 Corporate Place South, LLC has made a claim against Open Data Centers, LLC in the amount of $1,621,529. The claim is only against Open Data Centers, LLC, which was dissolved on December 30, 2020.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(Unaudited)

NOTE 13 – CLAIMS (CONTINUED)

Ventnor Loan, LLC has made a claim against Hammer Fiber Optics Investments, Ltd. in the amount of $22,938. This claim is unsecured and is limited to the subsidiary.

A payment of $90,000 was made to settle amounts due with Zayo Group on behalf of both Hammer Fiber Optics Holdings Corp and Open Data Centers, LLC. The settlement was reflected on the January 31, 2021 financial statements. This matter has been settled and all amounts due have been delivered to Zayo. The matter is closed.

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

None

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

Results of Operations

Three Months Ended April 30, 2021 Compared to the Three Months Ended April 30, 2020

Revenues for the three months ended April 30, 2021 and April 30, 2020 were $611,237 and $388,900, respectively, an increase of 57.17%. The increase was primarily due to the expansion of the Company’s Over-the-Top (“OTT”) business segment which includes its SMS messaging and hosting business units.

During the three months ended April 30, 2021, the Company incurred total operating expenses of $609,606 compared with $453,269, an increase of 34.49%, for the comparable period ended April 30, 2020. The increase was primarily due to the expansion of the Company’s Over-the-Top (“OTT”) business segment which includes its SMS messaging and hosting business units and the discontinuation of the Open Data Centers, LLC business unit.

Operating income (loss) increased to $1,631 during the three months ended April 30, 2021 as compared with a loss of $64,369, an increase of 102.53%. The increase was primarily due to the expansion of the Company’s Over-the-Top (“OTT”) business segment which includes its SMS messaging and hosting business units.

The Company recorded depreciation and amortization expense of $13,989 and $10,934 during the three months ended April 30, 2021 and April 30, 2020 respectively. During the three months ended April 30, 2021 and April 30, 2020 interest and other expense was $9,908 and $8,482 respectively.

During the three months ended April 30, 2021 the Company recorded a loss of $28,277 as compared to a loss of $185,568 for the three months ended April 30, 2020, a decrease of 86.74%. This improvement was primarily due to the expansion of the Company’s Over-the Top (“OTT”) business segment which includes its SMS messaging and hosting business units.

.

Nine Months Ended April 30, 2021 Compared to the nine Months Ended April 30, 2020

Revenues for the nine months ended April 30, 2021 and April 30, 2020 were $1,604,927 and $1,651,114, respectively, a decrease of 2.80%. The decrease was primarily due to the impact of COVID-19, offset by the expansion of the Company’s Over-the-Top (“OTT”) business segment which includes its SMS messaging and hosting business units.

During the nine months ended April 30, 2021, the Company incurred total operating expenses of $1,655,232 compared with $2,039,247, a decrease of 18.83%, for the comparable period ended April 30, 2020. The decrease was primarily due to the impact of COVID-19, offset by the expansion of the Company’s Over-the-Top (“OTT”) business segment which includes its SMS messaging and hosting business units.

Operating loss decreased to $50,305 during the nine months ended April 30, 2021 as compared with a loss of $388,133, a decrease of 87.04%. The increase was primarily due the impact of COVID-19, offset by the expansion of the Company’s Over-the-Top (“OTT”) business segment which includes its SMS messaging and hosting business units.

The Company recorded depreciation and amortization expense of $38,871 and $40,564 during the nine months ended April 30, 2021 and April 30, 2020 respectively. During the nine months ended April 30, 2021 and April 30, 2020 interest and other expense was $92,957 and $20,942 respectively.

During the nine months ended April 30, 2021 the Company recorded net income of $4,110,749 as compared to a loss of $525,784 for the nine months ended April 30, 2020, an increase of 881.83%. This improvement was primarily due to the expansion of the Company’s Over-the Top (“OTT”) business segment which includes its SMS messaging and hosting business units and gains due to the settlement of two large claims against its Hammer Fiber Optics Investments, Ltd. subsidiary.

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

Cash Flow from Operating Activities

During the nine months ended April 30, 2021 the Company’s total cash increased by $1,477, compared to a decrease in cash of $18,168 in the nine months ended April 30, 2020. Cash flow from Operating Activities decreased by $341,232, compared to a decrease of $228,328 in the nine months ended April 30, 2020. The decrease was primarily due to the settlement of expenses from prior discontinued operations.

Cash Flow from Investing Activities

During the nine months ended April 30, 2021, the Company’s investing activities used $25,235, compared to $35,153 provided by investing activities during the six months ended April 30, 2020. The decrease was primarily due to the investments in Wikibuli, Inc. in 2020.

Cash Flow from Financing Activities

During the nine months ended April 30, 2021, the Company netted $367,944 in cash from financing activities compared with $245,313 used during the nine months ended April 30, 2020. The increase was mainly due to the proceeds from PPP loans.

Going Concern

As of April 30, 2021, doubt existed as to the Company’s ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of April 30, 2021, our internal control over financial reporting was not effective. This is due to an inherent staffing limitation and the Principal Financial Officer and the President are the same individual. That individual does not maintain day-to-day banking responsibilities to provide some limitation in such risks.

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

Changes in Internal Control over Financial Reporting

We have not identified any changes in our internal control over financial reporting that occurred during the period ended April 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Calvi Electric v. Hammer Fiber Optics Inv, Ltd.	$9,210
Ventnor Loan, LLC v. Hammer Fiber Optics Inv, Ltd	$22,938
15 Corporate Place South, LLC v. Open Data	$1,621,529
Horizon Blue Cross v. Hammer Fiber Optics Inv, Ltd.	$17,309
Cross River Fiber v. Hammer Fiber Optics Inv, Ltd.	$273,220
Iron Mountain v. Hammer Fiber Optics Holdings Corp	$65,000

The claim by Horizon Blue Cross has not advanced.

The claim by Cross River Fiber has not advanced.

Hammer Fiber Optics Investments Ltd reached a settlement agreement with Iron Mountain for $50,000 and already delivered the first payment of $25,000.00 to resolve the matter. The settlement agreement is secured by Hammer Fiber Optics Holdings Corp. Iron Mountain has not delivered in full the equipment it promised to return to the parent, Hammer Fiber Optics Holdings Corp and this settlement is currently in dispute. Iron Mountain is now pursuing the matter against both Hammer Fiber Optics Investments Ltd. and Hammer Fiber Optics Holdings Corp. Hammer Fiber Optics Holdings Corp intends to file a counter claim in excess of the amounts claimed to be due for damages to certain equipment and loss of certain equipment in their possession.

1stPoint Settled a claim with Shannon Walchuk for $212,171 for $160,000, which included a one time payment of $100,000 and ten equal payments of $6,000 monthly for 10 months. This settlement has been reflected as an “Other Income/Expense” on the Statement of Operations.

15 Corporate Place South, LLC has made a claim against Open Data Centers, LLC in the amount of $1,621,529. The claim is only against Open Data Centers, LLC, which was dissolved on December 30, 2020.

Ventnor Loan, LLC has made a claim against Hammer Fiber Optics Investments, Ltd. in the amount of $22,937.65. This claim is unsecured and is limited to the subsidiary.

A payment of $90,000 was made to settle amounts due with Zayo Group on behalf of both Hammer Fiber Optics Holdings Corp and Open Data Centers, LLC. The settlement was reflected on the January 31, 2021 financial statements. This matter has been settled and all amounts due have been delivered to Zayo. The matter is closed.

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

APRIL 30, 2021

(Unaudited)

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: June 8, 2021	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: June 8, 2021	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer