Form 10-K
period 2021-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2021-10-29
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

Commission file number 000-1539680

HAMMER FIBER OPTICS HOLDINGS CORP

(Exact name of registrant as specified in its charter)

NEVADA	98-1032170
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

6151 Lake Osprey Drive

Sarasota, CL 34240

(Address of principal executive offices)

941-306-3019

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of  “large accelerated filer”, "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]	Emerging Growth Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 31, 2021, was $10,903,208 (based upon the $0.299 closing price for shares of the registrant's common stock as reported by the OTCBB on January 29, 2021, the last trading day of the registrant's most recently completed second fiscal quarter). As of July 31, 2021, there were 60,853,341 shares of the registrant's $.001 par value common stock issued and 57,010,256 outstanding.

Table of Contents

to Annual Report on Form 10-K

For the Fiscal Year Ended July 31, 2021

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

  general economic and business conditions, both nationally and in our markets, our expectations and estimates concerning future financial performance, financing plans and the impact of competition, our ability to implement our growth strategy,
  anticipated trends in our business,
  advances in technologies, and
  other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements. As used in this current report, the terms "we", "us", "our" and the "company" refer to Hammer Fiber Optics Holdings Corp.

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

ITEM 1. BUSINESS

Our Corporate History and Background

The Company was incorporated in the State of Nevada on September 23, 2010, under the name Recursos Montana S.A. The Company's principal activity was as a pre-exploration stage company engaged in the acquisition and exploration of mineral properties then owned by the Company. During this time, the Company was deemed a "shell company" in the pre-exploration stage and was ultimately unable to commence exploration activities.

On February 2, 2015, the Company entered into a Share Exchange Agreement with Tanaris Power Holdings, Inc., whereby the Company acquired 100% of Tanaris Power Holdings, Inc. issued and outstanding common stock in exchange for shares of the Company's common stock equal 51% of the issued and outstanding common stock and cash consideration to Tanaris in the aggregate amount of $350,000. Tanaris Power Holdings, Inc. was the owner of certain rights in connection with the marketing and sale of smart lithium-ion batteries and battery technologies for various industrial vehicles markets and related applications. On March 6, 2015, the Company amended its Articles of Incorporation to change its name to Tanaris Power Holdings, Inc.

On April 25, 2016, Tanaris Power Holdings, Inc., a Nevada corporation entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Hammer Fiber Optics Investments, Ltd., a Delaware corporation ("HFOI"), and the controlling stockholders of HFOI (the "HFOI Shareholders"). Pursuant to the Share Exchange Agreement, the Company acquired 20,000,000 shares of common stock of HFOI from the HFOI shareholders (the "HFOI Shares") and in exchange the Company issued to the HFOI Shareholders 50,000,000 (post-Merger) restricted shares of its common stock (the "HMMR Shares"). As a result of the Share Exchange Agreement, HFOI became a wholly owned subsidiary of the Company. Hammer Fiber Optics Investments, Ltd. was formed in the State of Delaware on June 13, 2014.

On April 13, 2016, our Board of Directors approved a Plan of Merger (the "Plan of Merger") under Nevada Revised Statutes (NRS) Section 92A.180 to merge (the "Merger") with our wholly-owned subsidiary Hammer Fiber Optics Holdings Corp., a Nevada corporation, to effect a name change from Tanaris Power Holdings, Inc. to Hammer Fiber Optics Holdings Corp. The transaction was accounted for as a reverse merger. The Plan of Merger also provided for a 1 for 1,000 exchange ratio for shareholders of both the Company and Hammer Fiber Optics Holdings Corp., which had the effect of a 1 for 1,000 reverse split of our common stock. Articles of Merger were filed with the Secretary of State of Nevada on April 13, 2016 and, on April 14, 2016, this corporate action was submitted to FINRA for its review and approval.

On May 3, 2016, the Financial Industry Regulatory Authority ("FINRA") approved the merger with our wholly-owned subsidiary, Hammer Fiber Optics Holdings Corp. Accordingly, thereafter the Company's name was changed and our shares of common stock began trading on the Over the Counter Bulletin Board (OTCBB) under our new ticker symbol "HMMR" as of May 27, 2016.

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

On October 19, 2021 our Board of Directors approved a name change from Hammer Fiber Optics Holdings Corp to Hammer Technology Holdings. The name change was submitted to the Secretary of State of Nevada on October 7, 2021 for an effective date of October 19, 2021 and, on October 11, 2021, this corporate action was submitted to FINRA for its review and approval.

On October 25, 2021 our Board of Directors approved a share exchange agreement with Telecom Financial Services Limited ("TFS") for the acquisition one hundred percent (100%) of its stock. TFS owns the intellectual property critical to the operations of the company's financial technology business unit as well as certain key supplier, marketing and operating agreements. TFS will be renamed HammerPay [USA] Ltd. This acquisition has been discussed in the Subsequent Events.

Current Operations

Hammer Fiber Optics Holdings Corp (OTCQB:HMMR) is a company focused on sustainable shareholder value investing in both financial services technology and wireless telecommunications infrastructure.

Hammer's financial technologies business is focused on providing digital stored value technology via its HammerPay mobile payments platform to enable digital commerce between consumers and branded merchants across the developing world, ensuring Swift, Safe and Secure encrypted remittances and banking transactions.

Hammer's "Everything Wireless" go to market strategy for its telecommunications business includes the development of high speed fixed wireless service for residential, small business and enterprise clients using its wireless fiber platform, Hammer Wireless AIR®, mobility networks including 4G/LTE, Over-the-Top services such as voice, SMS and collaboration services and hosting services.

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

  our ability to source critical materials such as optical fiber and cable and hardware and equipment, at competitive prices;

  our ability to develop new products in response to government regulations and laws;
  our ability to secure and retain adequate spectrum to facilitate ongoing operations and deployment of our services beyond our present geographic footprint.

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

The Company's independent auditors have issued a going concern opinion.

The Company's ability to remain a going concern is highly dependent on its ability to raise sufficient debt and/or equity capital, among other things. No assurance can be given that the company will be successful in these efforts.

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

  customer unwillingness to implement our products and services;
  any delays or difficulties that we may incur in completing the development and introduction of our products or product enhancements or service enhancements;
  the overall satisfaction of our customers;
  new product and service introductions by our competitors;
  any failure of our products to perform as expected; or
  any difficulty we may incur in meeting customers' expectations.

Fluctuations in the economy affect the telecommunications industry, including broadband and Internet and may decrease demand for various products and services. Such a decrease may have an adverse effect on the demand in the fiber optic sector and negatively impact the growth of our customer base.

Foreign Currency

We transact business in various foreign currencies including the Euro and the Leone. In general, the functional currency of a foreign operation is the local country's currency. Consequently, revenues and expenses of operations outside the United States are translated into UDS Dollars using the weighted-average exchange rates on the period end date and assets and liabilities of operations outside the United States are translated into US Dollars using the change rate on the balance sheet dates. The effects of foreign currency translation adjustments are included in the stockholders' equity as a component of the AOCL in the accompanying financial statements.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTCQB quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

  variations in our operating results;
  changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
  changes in operating and stock price performance of other companies in our industry;

  additions or departures of key personnel; and
  future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. The trading price of our common shares has historically been sporadically or "thinly-traded" meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

The following three parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Cross River Fiber	$273,220.00
Calvi Electric	$9209.69
Horizon Blue Cross	$17,308.58

The following party have filed claims against Open Data Centers, LLC and this agreement was secured by a security deposit. No other security was provided:

15 Corporate Place South, LLC	$1,621,529.28

During the period the company settled several claims against the company, including the following:

Crown Castle Fiber FKA Lightower	$1,544,621
Zayo Group, LLC	$2,561,370
Foley Incorporated	$5,703.69
Ventnor Loan, LLC	$22,937.65

The company settled the matter with Crown Castle Fiber FKA Lightower for a one-time payment of $65,000. The company settled the matter with Zayo Group on behalf of Open Data Centers, LLC and Hammer Fiber Optics Investments Ltd for a one-time payment of $90,000. The company settled the matter with Foley Incorporated on behalf of Open Data Centers, LLC for a one-time payment of $2,000. The company settled the matter with Ventor Loan on behalf of Hammer Fiber Optics Investments Ltd for a one-time payment of $2,000.

The company resolved the claims of Iron Mountain Data Centers, LLC and Bank of America against Hammer Fiber Investments Ltd. In the opinion of the Company, Iron Mountain failed to meet its obligations under the agreement and the Company is now pursuing the matter against Iron Mountain Data Centers, LLC.

1stPoint Communications has settled its matter with Shannon Walchuk for $160,000 and the payments have been made in full and the matter is closed.

ITEM 4. MINE SAFETY DISCLOSURES

We do not engage in mining operations and accordingly have no information to disclose concerning mine safety.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON EQUITY

Market Price and Dividends

Our common stock is currently quoted on the OTC Bulletin Board, under the symbol "HMMR." Our common stock has been quoted on the OTC Bulletin Board since approximately August 30, 2016. Prior to that, our shares of common stock were quoted on the OTC Bulletin Board under the symbol "TPHX". Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

	High	Low
Fiscal Year 2020
July 31, 2021	0.75	0.4251
April 30, 2021	0.1.42	0.271
January 31, 2021	0.38	0.1205
October 31, 2020	0.20	0.074

Fiscal Year 2019
July 31, 2020	0.27	0.15045
April 30, 2020	0.50	0.17
January 31, 2020	0.49	0.23
October 31, 2019	0.60	0.32

Fiscal Year 2018
July 31, 2019	0.59	0.305
April 30, 2019	0.805	0.401
January 31, 2019	1.03	0.20
October 31, 2018	0.60	0.41

Note: High and Low prices reflected are through July 31, 2021.

Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. As of July 31, 2021, there were 60,853,341 shares of the registrant's $.001 par value common stock issued and 57,010,256 outstanding. We have never declared or paid any cash dividends on our common stock nor do we intend to do so in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements, any applicable contractual restrictions and such other factors as our Board of Directors deems relevant.

Re-Purchase of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plan

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this Report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this Report are made as of the date of this Report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward- looking statements, whether as a result of new information, future events or otherwise.

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

Overview

The company was incorporated on September 23, 2010 pursuant to the laws of the State of Nevada under the name of Recursos Montana S.A. On March 6, 2015 the Company amended its Articles of Incorporation to change its name to "Tanaris Power Holding, Inc." On April 25, 2016, Tanaris Power Holdings, Inc., a Nevada corporation (the "Company" or "TPHX") entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Hammer Fiber Optics Investments, Ltd., a Delaware corporation ("HFOI"), and the controlling stockholders of HFOI (the "HFOI Shareholders"). Pursuant to the Share Exchange Agreement, closed on July 19, 2016, the Company acquired 20,000,000 shares of common stock of HFOI from the HFOI shareholders and in exchange the Company issued to the HFOI Shareholders 50,000,000 (post-Merger) restricted shares of its common stock. As a result of the Share Exchange Agreement, HFOI became a wholly owned subsidiary of the Company.

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

On September 14, 2021, Erik B. Levitt, President and Chief Executive Officer and Executive Director of the Board of Directors of the Company resigned from his position as President and Chief Executive Officer of the Company. Mr. Levitt retains his position as an Executive Director of the Board of Directors and Principal Financial Officer as well as the Managing Member and Chief Executive Officer of 1stPoint Communications, LLC and Endstream Communications, LLC. In combination with this change, Michael C. Cothill was appointed the Executive Chairman, effective immediately.

On October 19, 2021 our Board of Directors approved a name change from Hammer Fiber Optics Holdings Corp to Hammer Technology Holdings. The name change was submitted to the Secretary of State of Nevada on October 7, 2021 for an effective date of October 19, 2021 and, on October 11, 2021, this corporate action was submitted to FINRA for its review and approval.

On October 25, 2021 our Board of Directors approved a share exchange agreement with Telecom Financial Services Limited ("TFS") for the acquisition one hundred percent (100%) of its stock. TFS owns the intellectual property critical to the operations of the company's financial technology business unit as well as certain key supplier, marketing and operating agreements. TFS will be renamed HammerPay. This acquisition has been discussed in the Subsequent Events.

COVID-19 Pandemic Update

In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company's financial performance in the third and fourth quarters of fiscal year 2020 and could have an impact throughout fiscal year 2021. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, the company and certain of the company's customers and suppliers temporarily closed locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. Partly due to the COVID-19 pandemic, the Company shut down the operations of its' Open Data Centers, LLC operations effective April 30, 2020. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company's operations, supply chain and demand for its products. As a result, the ultimate impact on the company's business, financial condition or operating results cannot be reasonably estimated at this time.

As of the date of this document, one hundred percent of the loans provided under the Paycheck Protection Program have been forgiven by the Small Business Administration. These notes have been retired and are categorized as Other Income on our financial statements.

Results of Operations

The Year Ended July 31, 2021 Compared to the Year Ended July 31, 2020

Net revenues from continuing operations for the year ended July 31, 2021 and 2020 were $2,199,127 and $1,781,139, respectively.

During the year ended July 31, 2021, the Company incurred total operating expenses from continuing operations of $1,568,357 compared with $2,058,804 for the comparable period ended in 2020. The increase in operating costs was primarily due to expenses related to its increased revenues in its Over-the-Top ("OTT") business as well as development expenses associated with new product development.

The Company recorded depreciation expense of $55,398 during the year ended July 31, 2021 compared to $44,454 in the comparable period in 2020, primarily due to increases in computer equipment in support of growth in the OTT business.

During the year ended July 31, 2021, interest expense was $30,797 compared to $31,843 in the comparable period in 2020.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements of our common stock. As of July 31, 2021, we had cash and cash equivalents of $73,971.

Net cash from operating activities was $-78,360 and $150,703 for the year ended July 31, 2021 and July 31, 2020, respectively. The decrease was primarily due to the development activities related to Hammer's telecommunications software and operations of its new wireless network in Huntsville, AL.

Net cash used in investing activities was $75,503 and $50,857 for the year ended July 31, 2021 and July 31, 2020, respectively. The increase in cash used in investing activities was primarily due software development activities and its new network in Huntsville, AL.

Net cash provided by financing activities was $157,538 and $299,527 for the year ended July 31, 2021 and July 31, 2020, respectively. The decrease in cash provided by financing activities for the period ended July 31, 2021 when compared to the same period in 2020 was primarily the result of reduced operating cash flow requirements associated with the continuing operations of the business and payments for settlements against discontinued operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors have included in their report on our audited financial statements for the fiscal year ended July 31, 2021 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Going Concern

As at July 31, 2021, substantial doubt existed as to the Company's ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

July 31, 2021 and 2020

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Hammer Fiber Optics Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hammer Fiber Optics Holdings Corp. (the "Company") as of July 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two-years in the period ended July 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company's cumulative net losses raises substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management's plans are also described in Note 4. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

Intangible Assets with Indefinite Lives

As described in Notes 3 and 4 to the consolidated financial statements, the Company had intangible assets with indefinite useful lives.  The assessment for impairment on these intangible assets required accounting considerations and significant estimates.

A significant portion of the Company's intangible assets are wireless licenses that provide wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide communication services. The Company tests the wireless licenses and other indefinite lived intangible assets for potential impairment annually or more frequently if impairment indicators are present. The Company performs a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. Based upon the qualitative and quantitative factors, the Company determined that its' intangible assets were not impaired at July 31, 2021.

We identified the accounting considerations of the valuation of intangible assets with indefinite lives as a critical audit matter. The principal considerations for our determination were: (1) the significant judgment by management in determining the accounting for the valuation of intangible assets with indefinite useful lives and the (2) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's accounting for the valuation of intangible assets with indefinite useful lives.

Our audit procedures related to management's conclusion on the evaluation of the valuation of intangible assets with indefinite lives, included the following, among others: (1) evaluating the assessment performed by Management and, (2) independently assessing the carrying values of the intangible assets with indefinite lives

/s/ Boyle CPA, LLC

We have served as the Company's auditor since 2019

Red Bank, NJ
October 29, 2021

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

Hammer Fiber Optics Holdings Corp.

Consolidated Balance Sheets

	July 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$77,706	$73,931
Accounts receivable	285,006	431,350
Security Deposits	11,802	10,446
Prepaid expenses	14,808	48,797
Total current assets	388,502	564,524
Property and equipment, net	155,939	140,758
Intangible and other assets	3,113,508	3,156,656
Assets from Discontinued Operations	1,243,090	1,281,313

Total assets	$4,901,909	$5,143,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$908,136	$1,206,664
Loans payable	580,597	448,302
Deferred Revenue	299,200	289,385
Total current liabilities	1,787,933	1,944,351
Liabilities from Discontinued Operations	632,318	8,538,423
Total Liabilities	2,420,318	10,482,774

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized
60,583,341 shares issued; 57,010,296 and 52,878,308 shares outstanding at July 31, 2021 and 2020, respectively	$60,853	$60,503
Additional paid-in capital	22,859,434	17,512,284
Accumulated deficit	(20,428,696)	(22,912,310)
Total Stockholder's Equity (Deficit)	2,481,491	(5,339,523)

Total Liabilities and Stockholders' Equity (Deficit)	$4,901,909	$5,143,251

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

	For the Year Ended
	July 31,
	2021	2020
Revenues	$2,199,127	$1,781,139

Costs and expenses:
Cost of sales	1,586,357	1,156,996
Selling, general and administrative expenses	694,389	857,354
Depreciation expense	55,389	44,454
Total operating expenses	2,318,144	2,058,804

Operating loss	(119,017)	(277,665)

Other income (expense)
Other Income	213,026	-
Interest expense	(30,797)	31,843
Other expenses	(2,475)	771
Total other expenses	179,754	32,614

Income (loss) Before Discontinued Operations	60,737	(310,279)

Income (loss) From Discontinued Operations	2,412,877	(614,072)

Net income (loss)	$2,473,614	$(924,351)

Weighted average number of common shares outstanding - basic and diluted	60,853,341	60,853,341

Loss per share- basic and diluted
Continuing operations	$-	$-
Discontinued operations	0.04	(0.02)
Total	$0.04	$(0.02)

See accompanying notes to consolidated statements.

Hammer Fiber Optics Holdings Corp.
Consolidated Statement of Stockholders' Equity (Deficit)

							Total
					Additional		Stockholders'
	Common Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, July 31, 2019	60,853,341	60,853	8,825,033	-	17,201,434	(21,987,959)	(4,725,672)

Treasury shares issued for acquisition	-	-	(500,000)	-	230,000	-	230,000
Commitment shares issued in registration statement	-	-	(350,000)	-	80,500	-	80,500
Net loss	-	-	-	-	-	(924,351)	(924,351)

Balance, July 31, 2020	60,853,341	60,853	7,975,033	-	17,511,934	(22,912,310)	(5,339,523)

Treasury shares issued for cash	-	-	(307,377)	-	75,000	-	75,000
Treasury shares issued for prior acquisition	-	-	(2,067,071)	-	-	-	-
Treasury shares issued for debt settlement	-	-	(1,757,500)	-	5,272,500	-	5,272,500
Net income	-	-	-	-	-	2,473,614	2,473,614

Balance, July 31, 2021	60,853,341	$60,853	3,843,085	$-	$22,859,434	$(20,438,696)	$2,481,591

The accompanying notes are an integral part of these consolidated financial statements.

.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

	For the Years Ended
	July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$2,473,614	$(924,351)
Loss from discontinued operations	(2,412,877)	614,072
Adjustments to reconcile net loss to net
cash provided by operating activities:
Gain on loan forgiveness	(88,097)	-
Depreciation expense	55,389	44,454
Changes in operating assets and liabilities:
Accounts receivable	146,344	54,114
Security deposits	(636)	(7,771)
Prepaid expenses	33,989	31,565
Accounts payable	(295,901)	277,044
Deferred revenue	9,815	61,576
Net cash provided by (used in) operating activities- continuing operations	(78,360)	150,703
Net cash provided by (used in) operating activities- discontinued operations	-	-
Net cash provided by (used in) operating activities	(78,360)	150,703

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(75,503)	(52,022)
Purchase of licenses	-	-
Acquisition of customer contracts	-	(55,476)
Net cash provided by (used in) investing activities- continuing operations	(75,503)	(107,498)
Net cash provided by (used in) investing activities- discontinued operations	-	(356,568)
Net cash provided by (used in) investing activities	(75,503)	(464,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans	(103,493)	(43,923)
Proceeds from loans	411,031	343,450
Net cash provided by (used in) financing activities- continuing operations	307,538	299,527
Net cash provided by (used in) financing activities- discontinued operations	(150,000)	-
Net cash provided by (used in) financing activities	157,537	299,527

Net increase (decrease) in cash	3,675	(13,836)
Cash, beginning of period	73,931	87,767
Cash, end of period	$77,606	$73,931

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$30,797	$31,843
Cash paid for taxes	$2,475	$771

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021 and 2020

NOTE 1 - ORGANIZATION AND DESCRIPTION BUSINESS

Hammer Fiber Optics Holdings Corp (OTCQB:HMMR) is a company focused on sustainable shareholder value investing in both financial services technology and wireless telecommunications infrastructure.

Hammer's financial technologies business is focused on providing digital stored value technology via its HammerPay mobile payments platform to enable digital commerce between consumers and branded merchants across the developing world, ensuring Swift, Safe and Secure encrypted remittances and banking transactions.

Hammer's "Everything Wireless" go to market strategy for its telecommunications business includes the development of high speed fixed wireless service for residential, small business and enterprise clients using its wireless fiber platform, Hammer Wireless AIR®, mobility networks including 4G/LTE, Over-the-Top services such as voice, SMS and collaboration services and hosting services.

NOTE 2 - CORPORATE HISTORY AND BACKGROUND ON MERGER

The Company was originally incorporated in the State of Nevada on September 23, 2010, under the name Recursos Montana S.A. The Company's principal activity was an exploration stage company engaged in the acquisition of mineral properties then owned by the Company.

On February 2, 2015, the Company entered into a Share Exchange Agreement with Tanaris Power Holdings, Inc., whereby the Company acquired 100% of Tanaris Power Holdings, Inc. issued and outstanding common stock in exchange for shares of the Company's common stock equal to 51% of the issued and outstanding common stock of the Company. Tanaris Power Holdings, Inc. was the owner of certain rights in connection with the marketing and sale of smart lithium-ion batteries and battery technologies for various industrial vehicles markets and related applications. On March 6, 2015, the Company amended its Articles of Incorporation to change its name to Tanaris Power Holdings, Inc.

On April 25, 2016, Tanaris Power Holdings, Inc., a Nevada corporation entered into s Share Exchange Agreement (the "Share Exchange Agreement") with Hammer Fiber Optics Investments, Ltd., a Delaware corporation ("HFOI"), and the controlling stockholders of HFOI (the "HFOI Shareholders"). Pursuant to the Share Exchange Agreement, the Company acquired 20,000,000 shares of common stock of HFOI from the HFOI shareholders (the "HFOI Shares") and in exchange, the Company issued to the HFOI Shareholders 50,000,000 (post-Merger) restricted shares of its common stock (the "HMMR Shares"). As a result of the Share Exchange Agreement, HFOI became a wholly owned subsidiary of the Company.

On April 13, 2016, the Board of Directors (BOD) approved a Plan of Merger (the "Plan of Merger") under Nevada Revised Statuses (NRS) Section 92A.180 to merge (the "Merger") with our wholly-owned subsidiary HFO Holdings, a Nevada corporation, to effect a name change from Tanaris Power Holdings Inc. to Hammer Fiber Optics Holdings Corp. The Plan of Merger also provided for a 1 for 1,000 exchange ratio for shareholders of both the Company and the HRO Holdings, which had the effect of a 1 for 1,000 reverse split of the common stock. Articles of Merger were filed with the Secretary of State of Nevada on April 13, 2016 and, on April 14, 2016, this corporate action was submitted to Financial Industry Regulatory Authority (the "FINRA") for its review and approval.

On May 3, 2016, the FINRA approved the merger with the wholly-owned subsidiary, HMMR Fiber Optics Holdings Corp. ("HFO Holdings"). Accordingly, thereafter, the Company's name was changed and the shares of common stock began trading under new ticker symbol "HMMR" as of May 27, 2016. The merger was effected on July 19, 2016.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021 and 2020

NOTE 2 - CORPORATE HISTORY AND BACKGROUND ON MERGER (CONTINUED)

On October 25, 2021 our Board of Directors approved a share exchange agreement with Telecom Financial Services Limited ("TFS") for the acquisition one hundred percent (100%) of its stock. TFS owns the intellectual property critical to the operations of the company's financial technology business unit as well as certain key supplier, marketing and operating agreements. TFS will be renamed HammerPay [USA] Ltd. This acquisition has been discussed in the Subsequent Events.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

COVID-19 Pandemic Update

In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company's financial performance in the third and fourth quarters of fiscal year 2020 and could have an impact throughout fiscal year 2021. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, the company and certain of the company's customers and suppliers temporarily closed locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. Partly due to the COVID-19 pandemic, the Company shut down the operations of its' Open Data Centers, LLC operations effective April 30, 2020. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company's operations, supply chain and demand for its products. As a result, the ultimate impact on the company's business, financial condition or operating results cannot be reasonably estimated at this time. On May 5, 2020 and on February 26, 2021 the Company's 1stPoint Communications LLC subsidiary entered into two $88,097 notes payable to Bank of America, pursuant to the Paycheck Protection Program ("PPP Loan") under the CARES Act. 1stPoint has met the requirements for Loan Forgiveness, and as of October 19, 2021, these notes have been forgiven by the Small Business Administration in accordance with rules of the CARES Act. The amounts of have been reflected as other income in the company's financial statements.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021 and 2020

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue recognition

The Company accounts for revenues under Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606), which we adopted on August 1, 2018, using the modified retrospective approach. This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. . The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Amounts invoiced or collected in advance of product delivery or providing services are recorded as unearned revenue or customer deposits. The company accrues for sales returns, bad debts, and other allowances based on its historical experience. The Company's revenues have consisted primarily of subscription agreements for its broadband internet and voice-over-IP phone services. Residential broadband service delivered to customers over the Company's hybrid fiber and wireless network in Atlantic County, New Jersey has been the primary revenue source. Revenues are supplemented by phone and add-on services. Broadband services delivered via fiber optics to enterprise businesses account for the remaining sources of revenue. Services have been billed monthly to subscribers on either a one- year or two-year contract for residential customers and three-year contracts for enterprise business customers. Revenue begins accruing as service is delivered at commencement of the customer's service contract.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021 and 2020

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements

The Company adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions) The Company has no assets or liabilities valued at fair value on a recurring basis.

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation, Hammer Fiber Optic Investments Ltd, 1stPoint Communications, LLC, Endstream Communications, LLC, Shelcomm, Inc., Open Data Centers, LLC, and American Network, Inc. The company is also the beneficial owner of Hammer Wireless SL. The financial statements for Hammer Fiber Optics Holdings Corp. and its subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Hammer Fiber Optics Investments, Ltd and Open Data Centers, LLC have been discontinued and are reported on a summarized basis in consolidation.

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of July 31, 2021 and 2020, there were no common stock equivalents outstanding.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance effective upon an entity's adoption of ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company adopted ASU No. 2014-09 and related updates on August 1, 2018. Adoption did not have a material impact on the Company's consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021 and 2020

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2016, FASB issued ASU No. 2016-02, Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2016-02 provides for improvements for accounting guidance related to leasing treatments on financial statements as a response to user input. The update maintains two classifications of leases, Financial lease and Operating leases. The Update is effective for fiscal years beginning after December 15, 2018. The Company is assessing the impact this standard will have on its' consolidated financial statements. The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

Reclassifications

Certain reclassifications have been made to the financial statements to conform to the consolidated 2021 financial statement presentation.

Accounts Receivable

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company's portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company's customers.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The Company's continuation as a going concern is dependent upon, among other things, its ability to increase revenues, adequately control operating expenses and receive debt and/or equity capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

JULY 31, 2021 and 2020

NOTE 5 - DISCONTINUED OPERATIONS

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

	July 31, 2021	July 31, 2020
Assets
Current Assets
Cash	$0	$677
Accounts receivable	0	36,676
Other current assets	0	16,139
Total current assets	0	53,492
Other Assets
Property and equipment- net	1,243,090	1,227,821
Intangible assets	0	-
Total other assets	0	1,227,821
Total Assets	$1,243,090	$1,281,313
Liabilities and Net Assets
Current Liabilities
Accounts payable	$632,385	$4,632,405
Notes payable- related parties	0	210,000
Current portion of long-term notes payable - related parties	0	3,313,544
Accrued interest	0	382,474
Rent Concessions	0	-
Total current liabilities	632,385	8,538,423
Net assets (liabilities)	$611,575	$(7,257,110)

The following summarizes the operations of the discontinue operations:

	July 31, 2021	July 31, 2020
Revenue	$-	$$528,315

Operating expenses
Operations and maintenance	-	679,967
General and administrative	-	226,916
Depreciation and amortization	-	10,348
Impairment expense	-	223,025

Loss from operations	-	(611,941)

Other income (expense)	-
Interest expense	-	(2,131)
Interest income	-	0
Total other income (expense)	-	-

Net Loss	$-	$(614,072)

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021 and 2020

NOTE 6 - ACQUISITIONS

There were no new acquisitions during the period.

NOTE 7 - PROPERTY AND EQUIPMENT

As of July 31, 2021, property and equipment from ongoing operations included:

	Amount	Life

Computer and Telecom equipment	$1,216,639	5 years
Less: Accumulated depreciation	(1,060,700)
Total	$155,939

Depreciation expense was $55,389 and $44,454 for the years ended July 31, 2021 and 2020, respectively.

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS

The Company has intangible assets with indefinite useful lives resulting from various acquisitions, including of 1stPoint Communications LLC and Endstream Communications, LLC.

A portion of our intangible assets are wireless licenses that provide our wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide communication services. While licenses are often issued for only a fixed time, such licenses are subject to renewal. License renewals have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our licenses. As a result, we treat the wireless licenses as an indefinite-lived intangible asset. We re-evaluate the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life.

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

These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset's fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized. Based upon the qualitative and quantitative factors, the Company determined that its’ intangible assets are not impaired at July 31, 2021.

NOTE 9 - RELATED PARTY TRANSACTIONS

On October 9, 2016, the Company entered into a short-term loan agreement with a family member of a member of the Company's Board of Directors (BOD). Under the agreement, the lender advanced $100,000 to the Company for the purpose of providing working capital. The loan carries an annual interest rate of 3%. On September 15, 2016, the Company received $210,000 from a family member of a member of the BOD, also for the purpose of working capital, and has recorded such amount as a deposit in anticipation of executing a loan agreement. The company settled this note for the full amount in stock at $3/share of HMMR common stock on July 31, 2021.

On April, 9 2018, the Company received an additional $20,000 deposit from a family member of a member of the BOD. The amount was intended as additional working capital. The Company anticipates execution of a loan agreement relative to this advance.

During the fiscal year ended July 31, 2016, the Company entered into two promissory notes with a Director for an aggregate amount of $2,400,000 and $1,000,000, respectively. The $2,400,000 note matures on January 4, 2019. The terms consist of ten principal and interest payments due quarterly in the amount of $300,000 for total payments of $3,000,000. To date, the Company has made payments on this note amounting to $725,831. The payments were applied to interest accrued as of the time of payment as well as to principal. The principal balance was $2,294,067 at July 31, 2018 and 2017. The interest accrued was $219,434 at July 31, 2018 and $69,594 at July 31, 2017, respectively. This company settled this note for the full amount in stock at $3/share of HMMR common stock on July 31, 2021.

The $1,000,000 note matured on June 9, 2018 at which time the principal became due in its entirety, in addition to simple interest accrued at 3%. The company settled these amounts in full on of July 31, 2021 in exchange for HMMR common stock at $3/share.

On February 12, 2018, the Company entered into a convertible promissory note for the sum of $103,000. On June 19, 2018, the note was settled in full on the company's behalf by a Director. The settlement included a prepayment penalty for a full settlement amount of $132,433. The difference between the carrying value of the loan and the full settlement amount ($29,433) was recorded as interest expense.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021 and 2020

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

As of July 31, 2021, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

NOTE 10 - CONVERTIBLE DEBT

On February 12, 2018, the Company entered into an agreement for a convertible promissory note for the sum of $103,000. The note accrues interest at a rate of 12 percent per annum due at maturity. The note matures nine months from the issuance date. Prepayment of the note is subject to a premium charge based on the amount of days prepaid before the maturity date. The note allows conversion into the Company's common stock at a discount of 37 percent of the stock's market price. The holder shall have the right after 180 days to convert all or part of the note at their discretion. On June 19, 2018 the note was settled in full on the company's behalf by a Director.

NOTE 11 - INCOME TAXES

The Company's income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimate are required in the determination of the consolidated income tax expense.

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the fiscal year ended July 31, 2021 and 2020, to the Company's effective tax rate is as follows:

	July 31,
	2021	2020
Income tax benefit provision at statutory rate	$619,512	$(194,114)
Change in valuation allowance	(619,512)	194,114
	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of July 31, 2021 and 2020 are as follows:

	July 31,
	2021	2020
Net operating gain/loss	$2,950,060	$(4,876,484)
Valuation allowance	(2,950,060)	4,876,484
	$-	$-

The Tax Cuts and Jobs Act of 2017 (the Act) reduced the statutory corporate federal income tax rate from 35% to 21% beginning in 2018. The blended tax rate for 2018 considered the tax laws enacted in 2017. The tax effect of temporary differences from net operating losses ("NOL") has been reduced to reflect the newly enacted rates.

The Company has approximately $22,912,000 of NOL carried forward to offset taxable income in future years. The tax laws enacted in 2017 also changed the treatment of NOL. Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL that can be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021 and 2020

NOTE 11 - INCOME TAXES (CONTINUED)

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

As of July 31, 2021 and 2020, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense. No interest or penalties have been recorded during the years ended July 31, 2021 and 2020. As of July 31, 2021 and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 12 - STOCKHOLDERS' EQUITY

Treasury Stock

During the year ended July 31, 2021, the Company received cash of $75,000 from the sale of 307,377 treasury shares to various Directors:

Price Per Share	Shares	Value
$0.24	307,377	$75,000
Total	307,377	$75,000

On January 22, 2021, the company issued 2,067,071 shares of stock in accordance with the Stock Purchase Agreements between the Company and 1stPoint Communications, LLC and Endstream Communications, LLC.

On July 31, 2021, the Company issued 1,757,500 shares of stock in settlement of notes payable to a related party.

NOTE 13 - COMMITMENTS AND LEASES

Hammer does not currently have any material long term lease obligations.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021 and 2020

NOTE 14 - FOREIGN CURRENCY

We transact business in various foreign currencies including the Euro and the Leone. In general, the functional currency of a foreign operation is the local country's currency. Consequently, revenues and expenses of operations outside the United States are translated into US Dollars using the weighted-average exchange rates on the period end date and assets and liabilities of operations outside the United States are translated into US Dollars using the change rate on the balance sheet dates. The effects of foreign currency translation adjustments are not material to the Company's accompanying financial statements.

NOTE 15 - S-1 REGISTRATION STATEMENT

On October 8, 2019, the Company completed an Equity Purchase Agreement with Peak One Opportunity Fund ("Peak One") and Peak One Investments, LLC ("Peak One Investments) giving the Company the option to sell up to $10,000,000 worth of our common stock to Peak One (the "Maximum Commitment Amount"), in increments, over the period ending twenty-four (24) months after the date the Registration Statement is deemed effective by the SEC (the "Commitment Period"). Additionally, the Company is required to issue Commitment Fees of 175,000 Shares each to Peak One and Peak One Investments.

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

NOTE 16 - SUBSEQUENT EVENTS

On October 25, 2021 our Board of Directors approved a share exchange agreement with Telecom Financial Services Limited ("TFS") for the acquisition one hundred percent (100%) of its stock. TFS owns the intellectual property critical to the operations of the company's financial technology business unit as well as certain key supplier, marketing and operating agreements. TFS will be renamed HammerPay [USA] Ltd. This acquisition has been discussed in the Subsequent Events. In exchange for 100% of the stock of TFS, the Company will deliver 5,000,000 shares of HMMR common stock. This stock is being issued from treasury and the transaction is non-dilutive. In order to facilitate this transaction, 3,000,000 shares of stock that had been reserved for other transactions will be returned to treasury.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including Chief Executive Officer and our Chief Financial Officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2020, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2021, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Executive Officers and Directors of the Company

Name and Address of Beneficial Owner Directors and Officers:	Age	Class	Shares Held or Controlled	Percentage of Class [1]
Michael Cothill [2] Director 401 East 34th Street, Suite #N27J New York, NY 10016	64	Common	4,350,000	7.2%
Erik B. Levitt [3] CEO, President & Executive Director 401 East 34th Street, Suite #N27J New York, NY 10016	47	Common	1,130,476	1.9%
Michael Sevell [4] Director 401 East 34th Street, Suite #N27J New York, NY 10016	67	Common	9,857,359	16.3%
Mark Stogdill [5] Director 401 East 34th Street, Suite #N27J New York, NY 10016	41	Common	5,000,000	8.3%
Kristen Vasicek [6] Secretary & COO 401 East 34th Street, Suite #N27J New York, NY 10016	39	Common	206,841	>1.0%
All executive officers and directors as a group (5 people)		Common	20,544,856	34.0%

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

2. On August 1, 2016, Michael Cothill was appointed as the Company's Treasury and Chairman of the Company's Board of Directors. The beneficial ownership of our Chairman, Michael Cothill, is held through Ambleside Trust, of which he is the Managing Member.

3. Erik Levitt's ownership is composed of 1,130,476 shares owned indirectly, as follows: (a) 91,800 shares issued (pursuant to an the September 11, 2018 Purchase Agreement for our purchase of Shelcomm, Inc.) ("Shelcomm"), in exchange for Erik Levitt's respective equity ownership in Shelcom.; and (b) 199,954 shares issued (pursuant to the September 12, 2018 Purchase Agreement for our purchase of Open Data Centers ("Open Data") in exchange for Erik Levitt's respective ownership of Open Data Centers, LLC. In addition, pursuant to vesting schedules, Erik Levitt will receive 1,534,325 shares through a single member LLC, Manhattan Carrier Company ("Manhattan), of which he is the sole member, as follows: (i) 665,808 shares issued to (pursuant to the September 11, 2018 Purchase Agreement providing for our 100% purchase of Endstream Communications, LLC ("Endstream), which included Erik Levitt's respective ownership of Endstream; (ii) 871,517 shares issued to (pursuant to the September 11, 2018 Purchase Agreement providing for our 100% purchase of lstPoint Communications, LLC) ("lstPoint"), including Erik Levitt's respective ownership of lstPoint. Amendment 2 to the Stock Purchase Agreement for Endstream and 1stPoint Communications altered the 539 Plan, and Mr. Levitt received 159,800 shares of Common Stock in exchange for Erik Levitt's respective ownership of Endstream Communications, LLC and 226,845 shares of Common Stock in exchange for Erik Levitt's respective ownership of 1stPoint Communications, LLC. In accordance with Amendment 2 of the Stock Purchase Agreements for Endstream and 1stPoint Communications altered the Plan and Mr. Levitt received an additional 141,817 shares of Stock.

4. Michael Sevell's ownership of 9,857,359 shares is composed of: (a) 7,665,039 shares owned directly by Michael Sevell; and (b) 2,192,500 shares representing his indirect ownership through 2,192,500 shares owned by Forefront Investors, LLC., for which Michael Sevell has sole dispositive power.

5. Mark Stogdill's ownership is 5,000,000 shares represents his indirectly ownership of 5,000,000 shares owned by Arradis Enterprises, LLC, a Limited Liability Company under his control and for which he has sole dispositive power.

6. Pursuant to a stock grant and a Rule 539 Vesting Plan, Kristen Vasicek will receive 81,320 shares by our issuance of 16,264 shares each on January 2, 2020 2021, 2022, 2023, and 2024. Additionally, pursuant to a stock grant and a Rule 539 Vesting Plan, Kristen Vasicek will receive 52,093 shares, 10,418.6 shares each on January 2, 2020, 2021, 2022, 2023, and 2024. Amendment 2 to the Stock Purchase Agreement for Endstream and 1stPoint Communications altered the 539 Plan, and Ms. Vasicek received 12,501 shares of Common Stock in exchange for Ms. Vasicek's respective ownership of Endstream Communications, LLC and 21,167 shares of Common Stock in exchange for Ms. Vasicek's respective ownership of 1stPoint Communications, LLC. Pursuant to Amendment 2 of the Stock Purchase Agreement, Ms. Vasicek received an additional 18,113 shares of stock on January 2, 2021.

Term of Office

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders' Meeting, or until his death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

Significant Employees

Erik B. Levitt - Principal Financial Officer, CEO - 1stPoint Communications

Kristen Vasicek - Chief Operating Officer

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

SUMMARY COMPENSATION TABLE 1
Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
Erik B. Levitt [4] Executive Director & Principal Financial Officer, CEO - 1stPoint Communications, LLC	2020	11,000	NIL	11,000
	2019	1,000	NIL	1,000
Kristen Vasicek [6] Secretary & COO	2020	72,000	NIL	72,000
	2019	72,000	NIL	72,000

1. We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

2. The "All Other Compensation" column is used to disclose the aggregate amount of all compensation that the company could not properly report in any other column of the Summary Compensation Table.

3. Erik B. Levitt had an employment agreement with the company but opted to take a reduction of compensation for year ending July 31, 2021 as reflected in the Summary Compensation Table.

5. Kristen Vasicek is employed by the company under an at-will employment agreement.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 10% of the Company's outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past two fiscal years, or in any proposed transaction, which has materially affected or will affect the Company other than as disclosed at Note 8 to the financial statements.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

  Disclosing such transactions in reports where required;
  Disclosing in any and all filings with the SEC, where required;
  Obtaining disinterested directors consent; and
  Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of the Company's Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of "Independent Director" means a person other than an Executive Officer or employee or any other individual having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2021	2020
Audit fees and audit related fees	$14,000	$40,000
Tax fees	-	-
All other fees	-	-
Total	$14,000	$40,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our Board of Directors.

Maintaining Principal Accountant's Independence

Our Board of Directors has considered whether the provision of the services described herein are compatible with maintaining the principal accountant's independence and believes that such services do not compromise that independence.

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

3.1c	Articles of Merger Dated April 13, 2016	Filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
3.2	Bylaws	Filed with the SEC on March 2, 2012, as part of our Registration Statement on Form S-1.
10.1	Share Exchange Agreement by and among the Company, Hammer Fiber Optic Investments Ltd. and the shareholders of Hammer Fiber Optic Investments Ltd.	Filed with the SEC on April 28, 2016, as part of our Current Report on Form 8-K.
10.2	Material Contract for exclusive distribution rights	Filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
10.3	Employment Agreement dated September 11, 2018 between Mark Stogdill and the Company	Filed with the SEC on September 13, 2018, as part of our Form 8-K
10.4	Employment Agreement dated September 11, 2018 between Erik Levitt and the Company	Filed with the SEC on September 13, 2018, as part of our Form 8-K
10.5	Stock Purchase Agreement dated September 11, 2018 between 1stPoint Communications and the Company	Filed with the SEC on September 13, 2018, as part of our Form 8-K
10.6	Stock Purchase Agreement dated September 11, 2018 between Endstream Communications and the Company	Filed with the SEC on September 13, 2018, as part of our Form 8-K
10.7	Stock Purchase Agreement dated September 11, 2018 between Shelcomm Inc. and the Company	Filed with the SEC on September 13, 2018, as part of our Form 8-K
10.8	Stock Purchase Agreement dated September 12, 2018 between Open Data Centers and the Company	Filed with the SEC on September 13, 2018, as part of our Form 8-K
31.1	Sec. 302 Certification of Principal Financial Officer	Filed herewith
32.1	Sec. 906 Certification of Principal Financial Officer	Filed herewith
101.INS	XBRL Instance File	Filed herewith
101.SCH	XBRL Taxonomy Schema Linkbase Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMMER FIBER OPTICS HOLDINGS CORP

Date: October 29, 2021	/s/ Erik Levitt
Erik B. Levitt
Principal Financial Officer