Form 10-Q
period 2021-10-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2021-12-15
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number 000-1539680

HAMMER FIBER OPTICS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1032170
(State of incorporation)	(I.R.S. Employer Identification No.)

6151 Lake Osprey Drive, Sarasota, FL 34240

(Address of principal executive offices)

941-306-3019

(Registrant's telephone number)

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

As of October, 31, 2021, there were 60,853,341 shares of the registrant's $0.001 par value common stock issued and 57,010,256 shares outstanding.

HAMMER FIBER OPTICS HOLDINGS CORP.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hammer Fiber Optics Holdings Corp. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "HMMR," or Hammer Fiber Optics Holdings Corp.

Hammer Fiber Optics Holdings Corp.
Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2021	2021

ASSETS
Current Assets
Cash and cash equivalents	$41,497	$77,706
Accounts receivable	326,489	285,006
Security Deposits	11,082	11,802
Prepaid expenses	17,449	14,808
Total current assets	396,517	388,502

Property and equipment, net	149,495	155,939

Intangible and other assets	3,103,656	3,113,508

Assets from Discontinued Operations	1,243,960	1,243,960

Total assets	$4,893,628	$4,901,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$982,604	$908,136
Loans payable	570,809	580,597
Deferred Revenue	293,960	299,200
Total current liabilities	1,847,373	1,787,933

Liabilities from Discontinued Operations	633,193	632,318

Total Liabilities	$2,480,566	2,420,318

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized 60,503,341 shares issued; 55,252,756 and 52,244,390 shares outstanding at October 31, 2021 and July 31, 2021, respectively	60,853	60,853
Additional paid-in capital	22,859,434	22,859,434
Accumulated deficit	(20,507,225)	(20,428,696)
Total Stockholder's Equity (Deficit)	2,413,062	2,481,491

Total Liabilities and Stockholders' Equity (Deficit)	$4,893,628	$4,901,909

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

(Unaudited)

	For the Quarter Ended
	October 31,
	2021	2020

Revenues	$628,335	$484,842

Cost of sales	441,933	339,176
Selling, general and administrative expenses	182,122	161,239
Depreciation expense	17,161	12,255
Total operating expenses	641,216	512,670

Operating loss	(12,881)	(27,828)

Other expenses
Interest expense	(11,234)	(8,653)
Other expenses	(27,207)	(68,178)
Total other expenses	(38,441)	(76,831)

Loss Before Discontinued Operations	(51,322)	(104,659)

Loss From Discontinued Operations	(17,207)	(12,662)

Net loss	$(68,529)	$(117,321)

Weighted average number of common shares outstanding - basic and diluted	60,853,341	60,853,341

Loss per share- basic and diluted
Continuing operations	$-	$-
Discontinued operations	-	-
Total	$-	$-

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp.
Consolidated Statement of Stockholders' Equity (Deficit)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2020	60,503,341	$60,503	7,597,033	$-	$17,512,284	$(22,912,310)	$(5,339,523)

Net loss for the quarter	-	-	-	-	-	(117,321)	(117,321)

Balance, October 31, 2020	60,503,341	$60,503	7,597,033	$-	$17,512,284	$(23,029,631)	$(5,456,844)

Balance, July 31, 2021	60,853,341	$60,853	3,843,085	$-	$22,859,434	$(20,438,696)	$2,481,591

Net loss for the quarter	-	-	-	-	-	(68,529)	(68,529)

Balance, October 31, 2021	60,853,341	$60,853	3,843,085	$-	$22,859,434	$(20,507,225)	$2,413,062

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended
	October 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(68,529)	$(117,321)
Loss from discontinued operations	(17,207)	(12,662)
Loss from continuing operations	(51,322)	(104,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	17,161	12,255
Changes in operating assets and liabilities:
Accounts receivable	(65,428)	(118,263)
Security deposits	-	-
Prepaid expenses	1,344	9,666
Accounts Payable	81,099	89,882
Deferred revenue	(5,240)	40,961
Net cash provided by (used in) operating activities- continuing operations	(40,753)	(70,158)
Net cash provided by (used in) operating activities- discontinued operations	4,963	(677)
Net cash provided by (used in) operating activities	(17,423)	(70,835)

INVESTING ACTIVITIES
Purchase of property and equipment	(14,413)	(222)
Purchase of subsidiary equity	-	-
Net cash provided by (used in) investing activities- continuing operations	(14,413)	(222)
Net cash provided by (used in) investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	(14,413)	(14,989)

FINANCING ACTIVITIES
Repayment of loans	(40,273)	(14,364)
Proceeds from loans	36,000	101,440
Net cash provided by (used in) financing activities- continuing operations	(4,273)	87,076
Net cash provided by (used in) financing activities- discontinued operations	-	-
Net cash provided by (used in) financing activities	(4,273)	87,076
Net increase (decrease) in cash	(36,109)	16,019
Cash, beginning of period	77,606	73,931
Cash, end of period	$41,497	$89,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$11,234	$8,653
Cash paid for taxes	$-	$107

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - CORPORATE HISTORY AND BACKGROUND ON MERGER (CONTINUED)

As of December 30, 2020 our board of directors approved the discontinuation of the operations of Open Data Centers LLC. The operations of Open Data Centers, LLC were discontinued effective December 30, 2020 and the Company shut down its operations in its Piscataway, NJ data center.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial statements for the three months ending October 31, 2021 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2021, as filed with the Securities and Exchange Commission ("the SEC") at www.sec.gov

Use of estimates

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

OCTOBER 31, 2021

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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of July 31, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

OCTOBER 31, 2021

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

Level 3 - Unobservable inputs reflecting management's assumptions about the inputs used in pricing the asset or liability.

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and its subsidiaries, 1stPoint Communications, LLC and its subsidiaries, which includes Shelcomm, Inc, Endstream Communications, LLC and American Network Inc. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. It's subsidiary Hammer Fiber Optics Investments, Ltd. and its former subsidiary Open Data Centers, LLC are discontinued and are considered discontinued operations. Open Data Centers, LLC was dissolved on December 30, 2020.

Basic and Diluted Earnings (Loss) Per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of October 31, 2021, and October 31, 2020, there were no common stock equivalents outstanding.

Recent accounting pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) ("ASU 2018-07"). ASU 2018-07 provides for improvements to nonemployee share-based payment accounting by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The awards will be measured at grant date, consistent with accounting for employee share-based payment awards. The measurement date has been redefined as the date at which the grantor and grantee reach a mutual understanding of the key terms and conditions of the award. The requirement to reassess classification of equity- classified awards upon vesting has been eliminated. We do not expect the adoption of this standard to have a material impact on the Company's financial statements. The Company adopted ASU 2018-07 August 1, 2018.

In February 2016, FASB issued ASU No. 2016-02, Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2016-02 provides for improvements for accounting guidance related to leasing treatments on financial statements as a response to user input. The update maintains two classifications of leases, Financial lease and Operating leases. The Update is effective for fiscal years beginning after July 31, 2021. The company has not yet adopted this standard but there may be impact to the presentation of the Company's financial statements during the period of adoption.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

(Unaudited)

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

(Unaudited)

NOTE 5 - DISCONTINUED OPERATIONS (CONTINUED)

The following summarizes the assets and liabilities of the discontinue operations:

	October 30,	July 31,
	2021	2021
Assets

Current Assets
Cash	$-	$-
Accounts receivable	-	-
Other current assets	-	-
Total current assets	-	-

Other Assets
Property and equipment- net	1,243,960	1,243,960
Total other assets	1,243,960	1,243,960
Total Assets	$1,243,960	$1,243,960

Liabilities and Net Assets

Current Liabilities
Accounts payable	$633,193	$632,385
Notes payable	-	-
Notes payable - Related Parties	-	-
Accrued interest	-	-
Total current liabilities	633,193	632,385

Net assets (liabilities)	$610,767	$611,575

The following summarizes the operations of the discontinued operations:

	October 31, 2021	July 31, 2021
Revenue	$-	$-

Operating expenses
Operations and maintenance	-	-
General and administrative	17,207	59,675
Depreciation and amortization	-	-
	17,207	59,675

Loss from operations	(17,207)	(59,675)

Other income (expense)	-	4,313,686

Net Income	$(17,207)	$4,254,011

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

(Unaudited)

NOTE 6 - COMMITMENTS AND LEASES

In discontinuing Open Data Centers, LLC and Hammer Fiber Optics Investments, Ltd. the company no longer has any material long term leases or obligations.

NOTE 7 - PROPERTY AND EQUIPMENT

As of October 31, 2021 and July 31, 2021, property and equipment consisted of the following:

	October 31,	July 31,
	2021	2020	Life
Computer and Telecom equipment	$1,219,663	$1,216,639	5 years
Less: Accumulated depreciation	(1,070,168)	(1,060,700)
Total	$149,495	$155,939

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $3,103656 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and goodwill. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset's fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

The $1,000,000 note matured on June 9, 2018 at which time the principal became due in its entirety, in addition to simple interest accrued at 3%. The company is currently in default on this loan. However, in November 1, 2018, as a term of the Stock Purchase Agreements signed as part of the acquisition of Open Data Centers, LLC, 1stPoint Communications LLC and Endstream Communications LLC, this party agreed to convert this debt at $3 per share of Common Stock at a time of the Company's choosing.

During the nine months ended April 30, 2020, the Company entered into a Stock Purchase Agreement with a related party on May 5, 2020 and May 30, 2020 in the amounts of $14,000 and $12,000 respectively. During the current fiscal year ending on July 31, 2020, the Company entered into convertible notes with Erik Levitt, the CEO of the company on April 20th and May 5th 2020 in the amounts of $36,300, and $12,000 respectively. The $12,000 note was paid on May 12th, 2020. The Company entered into a convertible note with Andrea Levitt, spouse of the CEO, Erik Levitt, on August 22, 2019 in the amount of $12,000. $4,500 has been repaid. The Company entered into a convertible note with two related parties on August 24, 2019 in the amount of $12,000 and $6,000 respectively. Any interest may be accrued as either cash or stock at the option of the Company. During the current fiscal year ending July 31, 2020, the Company entered into Stock Purchase Agreements from a related party in the amount of $10,000 on August 15, 2020, $25,000 on March 17, 2020, and $40,000 on March 26, 2020. On April 6, 2020, the Company entered into a promissory note for the sum of $36,300 with a related party. The note bears interest at a rate of 6%, payable quarterly. On September 1, 2020, the Company entered into a promissory note for the sum of $100,000 with a related party. The note bears interest at a rate of 6%, payable quarterly. On November 23, 2020, and on January 19, 2021 the Company entered into promissory notes for the sums of $10,000 and $75,000 with a related party. These notes bear interest at a rate of 6%, payable quarterly and may be convertible into common stock at the Company's option.

On February 26, 2021, March 9, 2021 and March 15, 2021 the Company entered into promissory notes for the sums of $25,000, $100,000 and $25,000 respectively, with a related party. These notes are bear interest at a rate of 6% payable quarterly unless forgiven by the note holder and may be converted into common stock at the Company's option.

As of October 31, 2021, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

(Unaudited)

NOTE 10 - INCOME TAXES

The Company's income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimate are required in the determination of the consolidated income tax expense. The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the three months ended October 31, 2021 and 2020, to the Company's effective tax rate is as follows:

	October 31,
	2021	2020
Income tax benefit provision at statutory rate	$(14,391)	$(110,415)
Change in valuation allowance	14,391	110,415
	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of October 31, 2021 and July 31, 2020 are as follows:

	October 31,	July 31,
	2021	2021
Net operating gain/loss	$(68,529)	$2,950,060
Valuation allowance	68,529	(2,950,060)
	$-	$-

The Company has approximately $19,893,000 of NOL carried forward to offset taxable income in future years. The tax laws enacted in 2017 also changed the treatment of NOL. Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL that can be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017, hence, $3,000,000 of the NOL will be subject to the 80% limitation and will be carried forward indefinitely while $15,773,000 of the NOL will be carried forward for 20 years and will begin to expire in 2036.

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

As of October 31, 2021 and October 31, 2020, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense. No interest or penalties have been recorded during the quarters ended October 31, 2021 and October 31, 2020. As of October 31, 2021 and October 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

(Unaudited)

NOTE 11 - STOCKHOLDERS' EQUITY

Treasury Stock

In July 2016, certain shareholders of the Company contributed 9,291,670 restricted shares of their common stock to the Company's wholly-owned subsidiary, Hammer Wireless Corporation ("Treasury Shares"), for the purpose of effecting acquisitions, joint ventures or other business combinations with third parties. According to ASC 810-10-45 Consolidations, these shares are accounted for as treasury stock.

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

As a result of these transactions, the Company has a balance of 4,843,085 in Treasury.

NOTE 12 - FOREIGN CURRENCY

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

NOTE 13 - CLAIMS

The following parties have filed claims against Hammer Fiber Optics Investments Ltd and Open Data Centers, LLC and are not secured:

Calvi Electric v. Hammer Fiber Optics Inv, Ltd.	$9,210
15 Corporate Place South, LLC v. Open Data	$1,621,529
Horizon Blue Cross v. Hammer Fiber Optics Inv, Ltd.	$17,309
Cross River Fiber v. Hammer Fiber Optics Inv, Ltd.	$273,220

The claim by Horizon Blue Cross has not advanced.

The claim by Cross River Fiber has not advanced.

The claim by Ventnor Loan, LLC v Hammer Fiber Optics Investments, Ltd for $22,938 was settled for $2,000 in cash and has been dismissed with prejudice.

Hammer Fiber Optics Investments Ltd and Iron Mountain agreed to settle the matter of Iron Mountain v. Hammer Fiber Optics Investments, Ltd and Hammer Fiber Optics Holdings Corp in exchange for Hammer dropping its counter claim against Iron Mountain. This matter has been settled with prejudice.

15 Corporate Place South, LLC has made a claim against Open Data Centers, LLC in the amount of $1,621,529. The claim is only against Open Data Centers, LLC, which was dissolved on December 30, 2020.

The matter of Cross River Fiber v. Hammer Fiber Optics Investments Ltd did not progress during the period. It is anticipated that Cross River will obtain a judgement against Hammer Fiber Optics Investments Ltd should Cross River Fiber elect to pursue the matter, however, this liability was not secured.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

(Unaudited)

NOTE 14 - S-1 REGISTRATION STATEMENT

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

This S-1 was effective on February 1, 2020.

NOTE 15 - SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with Hammer Fiber Optics Holdings Corp., financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company's actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended July 31, 2021, filed with the SEC on November 8, 2021.

Results of Operations

Three Months Ended October 31, 2021 Compared to the Three Months Ended October 31, 2020

Revenues for the three months ended October 31, 2021 and October 31, 2020 were $628,335 and $484,842, respectively, an increase of 29.59%. The increase was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units.

During the three months ended October 31, 2021, the Company incurred total operating expenses of $641,216 compared with $512,670, an increase of 25.07%, for the comparable period ended October 31, 2020. The increase was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units.

Operating loss decreased to $12,881 during the three months ended October 31, 2021 as compared with a loss of $27,878, a decrease of 53.79%. The reduction in loss was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units.

The Company recorded depreciation and amortization expense of $17,161 and $12,225 during the three months ended October 31, 2021 and October 31, 2020 respectively. During the three months ended October 31, 2021 and October 31, 2020 interest and other expense was $11,234 and $8,653 respectively.

During the three months ended October 31, 2021 the Company recorded a loss of $68,529 as compared to a loss of $117,321 for the three months ended October 31, 2020, a decrease of 41.58%. This improvement was primarily due to the expansion of the Company's Over-the Top ("OTT") business segment which includes its SMS messaging and hosting business units and settlement of liabilities from discontinued operations.

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

Cash Flow from Operating Activities

During the three months ended October 31, 2021 the Company's total cash decreased by $36,109, compared to an increase in cash of $16,019 in the three months ended October 31, 2020. Cash flow from Operating Activities decreased by $40,753, compared to a decrease of $70,158 in the three months ended October 31, 2020. The decrease was primarily due to the settlement of expenses from prior discontinued operations.

Cash Flow from Investing Activities

During the three months ended October 31, 2021, the Company's investing activities used $14,413, compared to $222 provided by investing activities during the three months ended October 31, 2020. The increase was primarily due to the investments in the company's hosting infrastructure.

Cash Flow from Financing Activities

During the three months ended October 31, 2021, the Company's financing activities used $4,273 in cash compared with an increase in cash of $87,076 during the three months ended October 31, 2020. The decrease was due to the increase associated with a PPP loan in 2020 and repayments of notes payable in the current period.

Going Concern

As of October 13, 2021, doubt existed as to the Company's ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Our management has concluded that, as of October 31, 2021, our internal control over financial reporting was not effective. This is due to an inherent staffing limitation and the Principal Financial Officer and the President are the same individual. That individual does not maintain day-to-day banking responsibilities to provide some limitation in such risks.

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

Changes in Internal Control over Financial Reporting

We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following parties have filed claims against Hammer Fiber Optics Investments Ltd and Open Data Centers, LLC and are not secured:

Calvi Electric v. Hammer Fiber Optics Inv, Ltd.	$9,210
15 Corporate Place South, LLC v. Open Data	$1,621,529
Horizon Blue Cross v. Hammer Fiber Optics Inv, Ltd.	$17,309
Cross River Fiber v. Hammer Fiber Optics Inv, Ltd.	$273,220

The claim by Horizon Blue Cross has not advanced.

The claim by Cross River Fiber has not advanced.

The claim by Ventnor Loan, LLC v Hammer Fiber Optics Investments, Ltd for $22,938 was settled for $2,000 in cash and has been dismissed with prejudice.

Hammer Fiber Optics Investments Ltd and Iron Mountain agreed to settle the matter of Iron Mountain v. Hammer Fiber Optics Investments, Ltd and Hammer Fiber Optics Holdings Corp in exchange for Hammer dropping its counter claim against Iron Mountain. This matter has been settled with prejudice.

15 Corporate Place South, LLC has made a claim against Open Data Centers, LLC in the amount of $1,621,529. The claim is only against Open Data Centers, LLC, which was dissolved on December 30, 2020.

The matter of Cross River Fiber v. Hammer Fiber Optics Investments Ltd did not progress during the period. It is anticipated that Cross River will obtain a judgement against Hammer Fiber Optics Investments Ltd should Cross River Fiber elect to pursue the matter, however, this liability was not secured.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

(Unaudited)

ITEM 5. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: December 15, 2021	/s/ Erik B. Levitt
Erik B. Levitt Principal Executive Officer