Form 10-Q
period 2022-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2022-03-17
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number 000-1539680

HAMMER FIBER OPTICS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1032170
(State of incorporation)	(I.R.S. Employer Identification No.)

6151 Lake Osprey Drive, Suite 300, Sarasota, FL ,United States 34240

(Address of principal executive offices)

(941) 306-3019

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

Yes [   ] No [X]

As of January 31, 2022, there were 60,503,341 shares of the registrant's $0.001 par value common stock issued and 60,853,341 shares outstanding.

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

Hammer Fiber Optics Holdings Corp.
Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$66,128	$77,706
Accounts receivable	329,246	285,006
Security Deposits	111,082	11,802
Prepaid expenses	19,819	14,808
Total current assets	526,275	388,502
Property and equipment, net	140,562	155,939
Intangible and other assets	7,242,066	3,113,508
Assets from Discontinued Operations	1,243,960	1,243,960
Total assets	$9,152,873	$4,901,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,070,577	$908,136
Loans payable	632,629	580,597
Deferred Revenue	280,665	299,200
Total current liabilities	1,983,871	1,787,933
Liabilities from Discontinued Operations	633,193	632,318
Total Liabilities	2,617,064	2,420,318

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized 60,853,341 shares issued; 59,010,256 and 52,528,328 shares outstanding at January 31, 2022 and July 31, 2021, respectively	60,853	60,853
Additional paid-in capital	27,109,934	22,859,434
Accumulated deficit	(20,634,978)	(20,438,696)
Total Stockholder's Equity (Deficit)	6,535,978	2,481,591
Total Liabilities and Stockholders' Equity (Deficit)	$9,152,873	$4,901,909

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021
Revenues	$591,901	$508,848	$1,220,236	$$993,690

Cost of sales	475,618	338,001	917,551	677,177
Selling, general and administrative expenses	239,547	182,328	421,669	343,567
Depreciation expense	17,940	12,627	35,101	24,882
Total operating expenses	733,105	532,956	1,374,321	1,045,626

Operating loss	(141,204)	(24,108)	(154,085)	(51,936)

Other expenses
Interest expense	21,817	6,204	33,051	14,857
Other expenses	(28,061)	14	(854)	68,192
Total other expenses	(6,244)	6,218	32,197	83,049

Loss Before Discontinued Operations	(134,960)	(30,326)	(186,282)	(134,985)

Income (Loss) From Discontinued Operations	7,207	4,286,673	(10,000)	4,274,011

Net income (loss)	$(127,753)	$4,256,347	$(196,282)	$4,139,026

Weighted average number of common shares outstanding - basic and diluted	60,853,341	60,853,341	60,853,341	60,853,341

Gain per share- basic and diluted
Continuing operations	$-	$-	$-	$-
Discontinued operations	-	0.07	-	0.07
Total	$-	$0.07	$-	$0.07

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	January 31,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$(196,282)	$4,139,026
(Income) Loss from discontinued operations	10,000	(4,274,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	35,101	24,882
Changes in operating assets and liabilities:
Accounts receivable	(73,711)	(130,204)
Security deposits	-	-
Prepaid expenses	(7,383)	11,422
Accounts payable	231,212	105,004
Deferred revenue	(12,684)	17,341
Net cash provided by (used in) operating activities- continuing operations	(13,747)	(106,540)
Net cash provided by (used in) operating activities- discontinued operations	(10,000)	(60,995)
Net cash provided by (used in) operating activities	(23,747)	(167,535)

INVESTING ACTIVITIES
Purchase of property and equipment	(23,745)	(3,424)
Purchase of subsidiary equity	-	-
Net cash provided by (used in) investing activities- continuing operations	(23,745)	(3,424)
Net cash provided by (used in) investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	(23,745)	(3,424)

FINANCING ACTIVITIES
Repayment of loans	(51,533)	(28,929)
Proceeds from loans	87,547	186,440
Net cash provided by (used in) financing activities- continuing operations	36,014	157,511
Net cash provided by (used in) financing activities- discontinued operations	-	-
Net cash provided by (used in) financing activities	36,014	157,511

Net increase (decrease) in cash	(11,478)	(13,448)
Cash, beginning of period	77,606	73,931
Cash, end of period	$66,128	$60,483

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$21,817	$17,306
Cash paid for taxes	$73	$214

See accompanying notes to consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

JANUARY 31, 2022

(Unaudited)

NOTE 2 - CORPORATE HISTORY AND BACKGROUND ON MERGER (CONTINUED)

The acquisition of American Network, Inc closed on September 1, 2019.

As of April 30, 2020 our board of directors approved the discontinuation of the operations of Open Data Centers LLC. The operations of Open Data Centers, LLC were discontinued effective April 30, 2020 and the Company shut down its operations in its Piscataway, NJ data center.

On October 25, 2021 our board of directors approved a share exchange agreement with Telecom Financial Services Limited ("TFS") for the acquisition one hundred percent (100%) of its stock. TFS owns the intellectual property critical to the operations of the company's financial technology business unit as well as certain key supplier, marketing and operating agreements. The acquisition of TFS closed on January 3, 2022. TFS has been renamed HammerPay [USA] Ltd.

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

JANUARY 31, 2022

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

JANUARY 31, 2022

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

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and its subsidiaries, 1stPoint Communications, LLC and its subsidiaries (which includes Shelcomm, Inc), Endstream Communications, LLC and American Network Inc., Hammer Wireless [SL], Ltd, and HammerPay [USA], Ltd. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Its subsidiaries Open Data Centers, LLC and Hammer Fiber Optics Investments, Ltd. are discontinued and are considered discontinued operations. Open Data Centers, LLC was dissolved on December 30, 2020

Basic and Diluted Earnings (Loss) Per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of January 31, 2022, and January 31, 2021, there were no common stock equivalents outstanding.

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

JANUARY 31, 2022

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

Open Data Centers, LLC ceased operations at its sole location in Piscataway, NJ on May 1, 2020. The operations of Open Data Centers, LLC were classified as a discontinued operation. Reporting of the discontinued operation is in accordance with Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

(Unaudited)

NOTE 5 - DISCONTINUED OPERATIONS (CONTINUED)

The following summarizes the assets and liabilities of the discontinue operations:

	January 31,	January 31,
	2022	2021
Assets

Current Assets
Cash	$-	$-
Accounts receivable	-	36,677
Other current assets	-	16,139
Total current assets	-	52,816

Other Assets
Property and equipment- net	1,243,960	1,227,821
Total other assets	1,243,960	1,227,821

Total Assets	$1,243,960	$1,280,637

Liabilities and Net Assets

Current Liabilities
Accounts payable	$633,193	$121,406
Notes payable- related parties	-	210,000
Notes payable	-	3,313,544
Accrued interest	-	382,474
Total current liabilities	633,193	4,027,424

Net assets (liabilities)	$610,767	$(2,746,787)

The following summarizes the operations of the discontinued operations:

	January 31, 2022	January 31, 2021
Revenue	$-	$-

Operating expenses
Operations and maintenance	-	-
General and administrative	-	-
Depreciation and amortization	-	-
	-	-

Loss from operations	-	-

Other income (expense)	7,207	4,286,673
Interest expense	-	-
Total other income (expense)	7,207	-

Net Income	$7,207	$4,286,673

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

(Unaudited)

NOTE 6 - COMMITMENTS AND LEASES

In discontinuing Open Data Centers, LLC and Hammer Fiber Optics Investments, Ltd. the company no longer has any material long term leases or obligations.

NOTE 7 - PROPERTY AND EQUIPMENT

As of January 31, 2022 and January 31, 2021, property and equipment consisted of the following:

	January 31,	January 31,
	2022	2021	Life
Computer and Telecom equipment	$558,449	$472,598	5 years
Less: Accumulated depreciation	(417,887)	(353,113)
Total	$140,562	$119,485

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $7,242,066 of recognized indefinite lived intangible assets, which consist of customer and supplier contract assets from acquisitions, intellectual property and goodwill. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset's fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the fiscal year ended July 31, 2016, the Company entered into two promissory notes with a related party for an aggregate amount of $2,400,000 and $1,000,000, respectively. The $2,400,000 note matured on January 4, 2019. The terms consist of ten principal and interest payments due quarterly in the amount of $300,000 for total payments of $3,000,000. The Company is currently in default on this loan. To date, the Company has made payments on this note amounting to $725,831. The payments were applied to interest accrued as of the time of payment as well as to principal. The principal balance was $2,294,067 at July 31, 2019 and 2018. The interest accrued was $219,434 at July 31, 2019. The $1,000,000 note matured on June 9, 2018 at which time the principal became due in its entirety, in addition to simple interest accrued at 3%. In November 1, 2018, as a term of the Stock Purchase Agreements signed as part of the acquisition of Open Data Centers, LLC, 1stPoint Communications LLC and Endstream Communications LLC, this party agreed to convert this debt at $3 per share of Common Stock at a time of the Company's choosing. These notes were converted to equity at $3 per share of common stock on October 4, 2021.

During the nine months ended April 30, 2020, the Company entered into a Stock Purchase Agreement with a related party on May 5, 2020 and May 30, 2020 in the amounts of $14,000 and $12,000 respectively. During the current fiscal year ending on July 31, 2020, the Company entered into convertible notes with a related party on April 20th and May 5th 2020 in the amounts of $36,300, and $12,000 respectively. The $12,000 note was paid on May 12th, 2020. The Company entered into a convertible note with a related party on August 22, 2019 in the amount of $12,000. $4,500 has been repaid. The Company entered into a convertible note with two related parties on August 24, 2019 in the amount of $12,000 and $6,000 respectively. Any interest may be accrued as either cash or stock at the option of the Company. During the current fiscal year ending July 31, 2020, the Company entered into Stock Purchase Agreements from a related party in the amount of $10,000 on August 15, 2020, $25,000 on March 17, 2020, and $40,000 on March 26, 2020. On April 6, 2020, the Company entered into a promissory note for the sum of $36,300 with a related party. The note bears interest at a rate of 6%, payable quarterly. On September 1, 2020, the Company entered into a promissory note for the sum of $100,000 with a related party. The note bears interest at a rate of 6%, payable quarterly. On November 23, 2020, and on January 19, 2021 the Company entered into promissory notes for the sums of $10,000 and $75,000 with a related party. These notes bear interest at a rate of 6%, payable quarterly and may be convertible into common stock at the Company's option.

On January 15, 2022 the Company entered into a promissory note for the sum of $25,000 with a related party. These notes bear interest at a rate of 6%, payable quarterly and may be convertible into common stock at the Company's option, and on December 28, 2021, January 12, 2022 and January 21, 2022 1stPoint Communications, LLC entered into three notes in the amounts of $10,200, $7,600 and $4,000 with a related party under the same terms as the note on January 15, 2022.

As of January 31, 2022, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

(Unaudited)

NOTE 10 - INCOME TAXES

The Company's income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimate are required in the determination of the consolidated income tax expense. The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the quarter ended January 31, 2022 and 2021, to the Company's effective tax rate is as follows:

	January 31,
	2022	2021
Income tax benefit provision at statutory rate	$(26,828)	$(14,391)
Change in valuation allowance	26,828	14,391
	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of January 31, 2022 and July 31, 2021 are as follows:

	January 31,	January 31,
	2022	2021
Net operating loss	$(127,753)	$4,256,347
Valuation allowance	127,753	(4,256,347)
	$-	$-

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

As of January 31, 2022 and January 31, 2021, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense. No interest or penalties have been recorded during the quarters ended January 31, 2022 and January 31, 2021. As of January 31, 2022 and January 31, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service.

The State of New Jersey has opened an audit matter associated with Hammer Fiber Optics Investments, Ltd and the matter is currently under examination by the State of New Jersey. The subsidiary did not have any revenues, nor did it have any payroll during most of the period under review. The company has engaged outside accounting counsel to represent its subsidiary in these matters.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

The company reclaimed 3,000,000 shares of Treasury stock in connection with a prior transaction, and will issue 5,000,000 shares of Treasury stock associated with the acquisition of TFS. The market value of the treasury shares at the closing of the acquisition were $4,250,500.

18,341,085 shares have been issued from Treasury in conjunction with mergers and acquisitions, and operating activities. In connection with the Equity Purchase Agreement with Peak One, the Company issued 350,000 shares of treasury stock.

As a result of these transactions, the Company has a balance of 1,843,085 in Treasury.

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

NOTE 13 - CLAIMS

The following parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Calvi Electric v. Hammer Fiber Optics Inv, Ltd.	$9209.69
15 Corporate Place, LLC v. Open Data	$1,621,529
Horizon Blue Cross v. Hammer Fiber Optics Inv, Ltd.	$17,308.58
Cross River Fiber v. Hammer Fiber Optics Inv, Ltd.	$273,220

The matter of 15 Corporate Place, LLC v. Open Data Centers, LLC is currently set to move to a trial on May, 16, 2022. The claim is secured only by the security deposit provided under the lease agreement. Claims are only against the subsidiary, which does not currently have any assets, and there is no other security under the lease. Open Data Centers, LLC operated a single data center facility in Piscataway, NJ, on the premise of the plaintiff. The plaintiff is in possession of the premises and a security deposit made by the founders of the LLC in 2012. ODC, as a defendant, has made several attempts to resolve the matter and has offered the landlord assistance in leasing the space it once occupied to a new tenant. These offers have not been accepted by the Plaintiff.

Cross River Fiber has advanced its claim against Hammer Fiber Optics Investments, Ltd. Cross River Fiber has expanded its claim to include Hammer Fiber Optics Holdings Corp, 1stPoint Communications, LLC, Endstream Communications, LLC, Open Data Centers, LLC, Manhattan Carrier Company, LLC, Erik Levitt personally, Local Telecommunications Services - FL, LLC, Local Telecommunications Services - NY, LLC, American Network Inc and Hammer Wireless Corporation. There never was, nor has there ever been, a contract between any of these entities or Mr. Levitt personally and Cross River Fiber, nor is there any security under the agreement between Cross River Fiber and Hammer Fiber Optics Investments, Ltd. Cross River Fiber, LLC prepared a motion to dismiss Hammer Fiber Optics Investments Ltd's response to its discovery request and Hammer Fiber Optics Investments Ltd. intends to modify its discovery request to include any additional information requested by Plaintiff. The claims in this matter are similar to those made by Zayo Group and Crown Castle Fiber, which were both settled.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

This S-1 was effective on February 1, 2020. This registration statement is no longer in effect.

NOTE 15 - SUBSEQUENT EVENTS

On February 11, 2022, the Company entered into a Securities Purchase Agreement (the "Mast SPA") by and between the Company and Mast Hill Fund, L.P. ("Mast"). Pursuant to the terms of the Mast SPA, the Company agreed to sell to Mast and Mast agreed to purchase from the Company, a promissory note in the aggregate principal amount of $550,000 (the "Mast Note"), convertible into shares of the Company's common stock upon the terms and subject to the limitations and conditions set forth in the Mast Note. The Mast Note has an original issue discount of $55,000, resulting in gross proceeds to the Company of $495,000. Mast has piggyback registration rights pursuant to the terms of the Mast SPA.

Pursuant to the terms of the Mast SPA, the Company also agreed to issue (i) a common stock purchase warrant to purchase 150,000 shares of Company common stock at an exercise price of $3.00, subject to adjustment as set forth therein (the "Mast First Warrant"), (ii) a common stock purchase warrant to purchase 150,000 shares of Company common stock at an exercise price of $1.50, subject to adjustment as set forth therein (the "Mast Second Warrant" and together with the Mast First Warrant, the "Mast Warrants"), and (iii) 475,000 shares of Company common stock to Mast as additional consideration for the purchase of the Mast Note.

The Mast Note bears interest at a rate of 12% per annum and matures on February 11, 2023. Any amount of principal or interest on the Mast Note which is not paid when due will bear interest at a rate of the lesser of (i) 16% per annum and (ii) the maximum amount permitted by law. The Mast Note may not be prepaid in whole or in part except as provided in the Mast Note by way of conversion at Mast's option. Mast has the right at any time to convert all or any part of the outstanding and unpaid principal amount and interest of the Mast Note into common stock, subject to a 4.99% equity blocker, at a conversion price of $0.58 per share; provided, however, that Mast is entitled to deduct $1,750 from the conversion amount in each case to cover Mast's fees associated with conversion. Mast's right to exercise each of the Mast Warrants is subject to a 4.99% equity blocker. Each of the Mast Warrants expires on the five-year anniversary of issuance.

The foregoing description of the Mast SPA, the Mast Note and the Mast Warrants does not purport to be complete and is qualified in its entirety by reference to the Mast SPA, the Mast Note, the First Mast Warrant and the Second Mast Warrant, copies of which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to Form 8-K filed on February 23, 2022.

On February 17, 2022, the Company entered into a Securities Purchase Agreement (the "Talos SPA") by and between the Company and Talos Victory Fund, LLC ("Talos"). Pursuant to the terms of the Talos SPA, the Company agreed to sell to Talos, and Talos agreed to purchase from the Company, a promissory note in the aggregate principal amount of $275,000 (the "Talos Note"), convertible into shares of the Company's common stock upon the terms and subject to the limitations and conditions set forth in the Talos Note. The Talos Note has an original issue discount of $27,500, resulting in gross proceeds to the Company of $247,500. Talos has piggyback registration rights pursuant to the terms of the Talos SPA.

Pursuant to the terms of the Talos SPA, the Company also agreed to issue (i) a common stock purchase warrant to purchase 75,000 shares of Company common stock at an exercise price of $3.00, subject to adjustment as set forth therein (the "Talos First Warrant"), (ii) a common stock purchase warrant to purchase 75,000 shares of Company common stock at an exercise price of $1.50, subject to adjustment as set forth therein (the "Talos Second Warrant" and together with the Talos First Warrant, the "Talos Warrants"), and (iii) 237,500 shares of Company common stock to Talos as additional consideration for the purchase of the Talos Note.

The Talos Note bears interest at a rate of 12% per annum and matures on February 17, 2023. Any amount of principal or interest on the Talos Note which is not paid when due will bear interest at a rate of the lesser of (i) 16% per annum, and (ii) the maximum amount permitted by law. The Talos Note may not be prepaid in whole or in part except as provided in the Talos Note by way of conversion at Talos' option.

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

Results of Operations

Three Months Ended January 31, 2022 Compared to the Three Months Ended January 31, 2021

Net revenues for the three months ended January 31, 2022 and January 31, 2021 were $591,947 and $508,848, respectively, an increase of 14.04%. The increase was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units.

During the three months ended January 31, 2022, the Company incurred total operating expenses of $733,105 compared with $532,956, an increase of 25.04%, for the comparable period ended January 31, 2021. The increase is expenses is due to the expenses associated with the Company's diversification into the financial services markets and increased expenses associated with the expansion of the telecommunications business segment.

The Company recorded depreciation and amortization expense of $17,940 and $12,627 during the three months ended January 31, 2022 and January 31, 2021 respectively. During the three months ended January 31, 2022 and January 31, 2021 interest expense was $21,817 and $6,204 respectively.

During the three months ended January 31, 2022 the Company recorded a net loss of $127,753, compared to net income of $4,256,347 in the same three month period ended January 31, 2021. The increase in loss is due to the Company's diversification into the financial services markets and increased expenses associated with the expansion of the telecommunications business segment.

Liquidity and Capital Resources

The Company is at risk of remaining a going concern. Its ability to remain a going concern is dependent upon whether the company can raise debt and/or equity capital from third-party sources for both working capital and business development needs until such time as the Company may be substantially sustained as a going concern through cash flow from operations or the Company increases its cash flow from operations through sale of services in the ongoing business units, Endstream Communications, 1stPoint Communications and HammerPay.

Cash Flow from Operating Activities

During the six months ended January 31 2022 the Company's total cash decreased by $11,478, compared to a decrease in cash of $13,448 in the period ended January 31, 2021. Cash flow from Operating Activities decreased by $23,747, compared to a decrease of $167,535 in the period ended January 31, 2020. The decrease was primarily due to improvements  in operations.

Cash Flow from Investing Activities

During the six months ended January 31, 2022, the Company's investing activities used $23,745, compared to $3,424 provided by investing activities during the six months ended January 31, 2021. The increase was primarily due to the expansion of the operations of the company's telecommunications business unit, and particularly the expansion of its HammerCall video and collaboration platform.

Cash Flow from Financing Activities

During the six months ended January 31, 2022, the Company netted $36,014 in cash from financing activities compared with $157,511 used during the six months ended January 31, 2021.

Going Concern

As of January 31, 2022, doubt existed as to the Company's ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Our management has concluded that, as of January 31, 2022, our internal control over financial reporting was not effective. This is due to an inherent staffing limitation and the Principal Financial Officer and the President are the same individual. That individual does not maintain day-to-day banking responsibilities to provide some limitation in such risks.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following parties have filed claims against Hammer Fiber Optics Investments Ltd and are not secured:

Calvi Electric v. Hammer Fiber Optics Inv, Ltd.	$9209.69
15 Corporate Place, LLC v. Open Data	$1,621,529
Horizon Blue Cross v. Hammer Fiber Optics Inv, Ltd.	$17,308.58
Cross River Fiber v. Hammer Fiber Optics Inv, Ltd.	$273,220

The matter of 15 Corporate Place, LLC v. Open Data Centers, LLC is currently set to move to a trial on May, 16, 2022. The claim is secured only by the security deposit provided under the lease agreement. Claims are only against the subsidiary, which does not currently have any assets, and there is no other security under the lease. Open Data Centers, LLC operated a single data center facility in Piscataway, NJ, on the premise of the plaintiff. The plaintiff is in possession of the premises and a security deposit made by the founders of the LLC in 2012. ODC, as a defendant, has made several attempts to resolve the matter and has offered the landlord assistance in leasing the space it once occupied to a new tenant. These offers have not been accepted by the Plaintiff.

Cross River Fiber has advanced its claim against Hammer Fiber Optics Investments, Ltd. Cross River Fiber has expanded its claim to include Hammer Fiber Optics Holdings Corp, 1stPoint Communications, LLC, Endstream Communications, LLC, Open Data Centers, LLC, Manhattan Carrier Company, LLC, Erik Levitt personally, Local Telecommunications Services - FL, LLC, Local Telecommunications Services - NY, LLC, American Network Inc and Hammer Wireless Corporation. There never was, nor has there ever been, a contract between any of these entities or Mr. Levitt personally and Cross River Fiber, nor is there any security under the agreement between Cross River Fiber and Hammer Fiber Optics Investments, Ltd. Cross River Fiber, LLC prepared a motion to dismiss Hammer Fiber Optics Investments Ltd's response to its discovery request and Hammer Fiber Optics Investments Ltd. intends to modify its discovery request to include any additional information requested by Plaintiff. The claims in this matter are similar to those made by Zayo Group and Crown Castle Fiber, which were both settled.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

ITEM 4. OTHER INFORMATION

Please refer to our Current Reports on Form 8-K filed since August 19, 2016, which are incorporated by reference herein.

ITEM 5. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: March 16, 2022	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: March 16, 2022	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer