Form 10-Q/A
period 2022-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2022-03-21
CIK 1539680

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

6151 Lake Osprey Drive, Suite 300, Sarasota, FL, United States 34240

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

HAMMER FIBER OPTICS HOLDINGS CORP.

Explanatory Note

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022 (the “Original Filing”). This Form 10-Q/A is being amended to include a Statement of Stockholders’ Equity (Deficit) which was not included with the Original filing. There are no other changes to this document.

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

Hammer Fiber Optics Holdings Corp.
Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$66,128	$77,706
Accounts receivable	329,246	285,006
Security Deposits	111,082	11,802
Prepaid expenses	19,819	14,808
Total current assets	526,275	388,502
Property and equipment, net	140,562	155,939
Intangible and other assets	7,242,066	3,113,508
Assets from Discontinued Operations	1,243,960	1,243,960
Total assets	$9,152,873	$4,901,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,070,577	$908,136
Loans payable	632,629	580,597
Deferred Revenue	280,665	299,200
Total current liabilities	1,983,871	1,787,933
Liabilities from Discontinued Operations	633,193	632,318
Total Liabilities	2,617,064	2,420,318

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized 60,853,341 shares issued; 59,010,256 and 52,528,328 shares outstanding at January 31 2022, and July 31, 2021, respectively	60,853	60,853
Additional paid-in capital	27,109,934	22,859,434
Accumulated deficit	(20,634,978)	(20,438,696)
Total Stockholder's Equity (Deficit)	6,535,809	2,481,591
Total Liabilities and Stockholders' Equity (Deficit)	$9,152,873	$4,901,909

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

Hammer Fiber Optics Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2020	60,503,341	$60,503	7,975,033	$—	$17,512,284	$(22,912,310)	$(5,339,523)

Net loss for the quarter	—	—	—	—	—	(117,321)	(117,321)

Balance, October 31, 2021	60,503,341	60,503	7,975,033	—	17,512,284	(23,029,631)	(5,456,844)

Net income for the quarter	—	—	—	—	—	4,256,347	4,256,347

Balance, January 31, 2021	60,503,341	$60,503	7,975,033	$—	$17,512,284	$(18,773,284)	$(1,200,497)

Balance, July 31, 2021	60,853,341	$60,853	3,843,085	$—	$22,859,434	$(20,438,696)	$2,481,591

Net loss for the quarter	—	—	—	—	—	(68,529)	(68,529)

Balance, October 31, 2021	60,853,341	60,853	3,843,085	—	22,859,434	(20,507,225)	2,413,062

Shares returned to treasury	—	—	3,000,000	—	—	—	—

Treasury shares issued for acquisition	—	—	(5,000,000)	—	4,250,500	—	4,250,500

Net loss for the quarter	—	—	—	—	—	(127,753)	(127,753)

Balance, October 31, 2021	60,853,341	$60,853	1,843,085	$—	$27,109,934	$(20,634,978)	$6,535,809

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

ITEM 4. OTHER INFORMATION

Please refer to our Current Reports on Form 8-K filed since August 19, 2016, which are incorporated by reference herein.

ITEM 5. EXHIBITS

Exhibit
Number	Description of Exhibit
31.01	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: March 18, 2022	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: March 18, 2022	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer