Form 10-Q
period 2022-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2022-06-14
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

Yes [   ] No [X]

As of April 30, 2021, there were 61,495,671 shares of the registrant's $0.001 par value common stock issued and 59,812,516 shares outstanding.

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

Hammer Fiber Optics Holdings Corp.

Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$726,975	$77,606
Accounts receivable	233,537	285,006
Security Deposits	11,082	11,082
Prepaid expenses	14,856	14,808
Total current assets	986,450	388,502

Property and equipment, net	276,796	155,939

Intangible and other assets	7,334,378	3,113,508

Assets from Discontinued Operations	1,243,960	1,243,960

Total assets	$9,841,584	$4,901,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,166,759	$908,136
Loans payable	1,557,814	580,597
Deferred Revenue	303,212	299,200
Liabilities from Discontinued Operations	633,802	632,385
Total current liabilities	3,661,587	2,420,318

Total Liabilities	3,661,587	2,420,318

Stockholders' Equity
Common stock, $0.001 par value, 250,000,000 shares authorized
61,565,841 and 60,853,341 shares issued; 59,812,516 and
52,528,308 shares outstanding at April 30, 2022 and
July 31, 2021, respectively	61,566	60,853
Additional paid-in capital	27,564,129	22,859,434
Accumulated deficit	(21,445,698)	(20,438,696)
Total Stockholder's Equity	6,179,997	2,481,591

Total Liabilities and Stockholders' Equity	$9,841,584	$4,901,909

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Revenues	$819,131	$611,237	$2,039,367	$1,604,927

Costs and expenses:
Cost of sales	687,407	434,367	1,604,958	1,111,544
Selling, general and administrative expenses	347,724	161,250	769,393	504,817
Depreciation expense	14,783	13,989	49,884	38,871
Total operating expenses	1,049,914	609,606	2,424,235	1,655,232

Operating income (loss)	(230,783)	1,631	(384,868)	(50,305)

Other expenses
Interest expense	25,224	9,008	58,275	23,865
Financing charges	554,273	-	554,273	-
Other expenses	10,440	900	9,586	69,092
Total other expenses	589,937	9,908	622,134	92,957

Loss Before Discontinued Operations	(820,720)	(8,277)	(1,007,002)	(143,262)

Income (Loss) From Discontinued Operations	10,000	(20,000)	-	4,254,011

Net income (loss)	$(810,720)	$(28,277)	$(1,007,002)	$4,110,749

Weighted average number of common shares outstanding - basic and diluted	61,495,671	60,853,341	61,061,154	60,853,341

Income (loss) per share- basic and diluted
Continuing operations	$(0.01)	$-	$(0.02)	$-
Discontinued operations	-	0.07	-	0.07
Total	$(0.01)	$0.07	$(0.02)	$0.07

See accompanying notes to consolidated statements.

Hammer Fiber Optics Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2020	60,503,341	$60,503	8,608,951	$-	$17,512,284	$(22,912,310)	$(5,339,523)

Net loss for the quarter	-	-	-	-	-	(117,321)	(117,321)

Balance, October 31, 2020	60,503,341	60,503	8,608,951	-	17,512,284	(23,029,631)	(5,456,844)

Net income for the quarter	-	-	-	-	-	4,256,347	4,256,347

Balance, January 31, 2021	60,503,341	60,503	8,608,951	-	17,512,284	(18,773,284)	(1,200,497)

Treasury stock issued	-	-	(3,008,366)	-	-	-	-
Net loss for the quarter	-	-	-	-	-	(28,277)	(28,277)

Balance, April 30, 2021	60,503,341	$60,503	5,600,585	$-	$17,512,284	$(18,801,561)	$(1,228,774)

Balance, July 31, 2021	60,853,341	$60,853	3,843,085	$-	$22,859,434	$(20,438,696)	$2,481,591

Net loss for the quarter	-	-	-	-	-	(68,529)	(68,529)

Balance, October 31, 2021	60,853,341	60,853	3,843,085	-	22,859,434	(20,507,225)	2,413,062

Shares returned to treasury	-	-	3,000,000	-	-	-	-
Treasury shares issued for acquisition	-	-	(5,000,000)	-	4,250,500	-	4,250,500
Net loss for the quarter	-	-	-	-	-	(127,753)	(127,753)

Balance, January 31, 2022	60,853,341	$60,853	1,843,085	$-	$27,109,934	$(20,634,978)	$6,535,809

Commitment shares issued for debt	712,500	713	-	-	454,195	-	454,908
Treasury shares issued	-	-	(89,750)	-	-	-	-
Net loss for the quarter	-	-	-	-	-	(810,720)	(810,720)

Balance, April 30, 2022	61,565,841	$61,566	1,753,335	$-	$27,564,129	$(21,445,698)	$6,179,997

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	April 30,
	2022	2021
OPERATING ACTIVITIES

Net income (loss)	$(1,007,002)	$4,110,749
(Income) Loss from discontinued operations	-	(4,254,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	49,884	38,871
Commitment shares issued	454,908	-
Amortization of debt discount	33,288	-
Changes in operating assets and liabilities:
Accounts receivable	51,469	(211,091)
Security deposits	-	(636)
Prepaid expenses	(48)	7,947
Accounts payable	255,147	87,835
Deferred revenue	4,012	20,397
Net cash provided by (used in) operating activities- continuing operations	(158,342)	(199,937)
Net cash provided by (used in) operating activities- discontinued operations	1,417	(140,995)
Net cash provided by (used in) operating activities	(156,925)	(340,932)

INVESTING ACTIVITIES

Purchase of property and equipment	(170,923)	(25,535)
Net cash provided by (used in) investing activities- continuing operations	(170,923)	-
Net cash provided by (used in) investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	(170,923)	(25,535)

FINANCING ACTIVITIES
Repayment of loans	(76,774)	(28,929)
Proceeds from PPP loans	-	176,194
Proceeds from loans	1,053,991	292,376
Net cash provided by (used in) financing activities- continuing operations	977,217	367,944
Net cash provided by (used in) financing activities- discontinued operations	-	-
Net cash provided by (used in) financing activities	977,217	367,944

Net increase (decrease) in cash	649,369	1,477

Cash, beginning of period	77,606	73,931

Cash, end of period	$726,975	$75,408

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$25,224	$17,306

Cash paid for taxes	$10,440	$214

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

In 2016 Hammer Fiber Optics Investments Ltd deployed its first beta network in Atlantic County, New Jersey. The network used a spectrum license agreement from Straightpath Communications, LLC. On January 17, 2018 Verizon Communications, LLC purchased Straightpath Communications, LLC and on July 14 2018, Verizon terminated the spectrum license agreement effective October 31, 2018 despite communications that it would continue to honor the agreement. On October 31, 2018 the Company ceased operations of the network in Atlantic County and subsequently classified the subsidiary as a discontinued operation.

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

APRIL 30, 2022

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

On May 5, 2020, and on February 26, 2021 the Company's 1stPoint Communications LLC subsidiary entered into two notes payable, each for $88,097 individually, with Bank of America, pursuant to the Paycheck Protection Program ("PPP Loan") under the CARES Act. The loans remain outstanding at January 31, 2021. The Company has filed for loan forgiveness pursuant to the PPP Loan rules for the loan dated May 5, 2020 and has met the obligations for forgiveness. The Company intends to file for loan forgiveness for the second loan and also intends to meet the requirements as established by the PPP rules.

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

APRIL 30, 2022

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

Fair value measurements

The Company adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - unobservable inputs reflecting management's assumptions about the inputs used in pricing the asset or liability (for example cash flow modeling inputs based on assumptions) The Company has no assets or liabilities valued at fair value on a recurring basis.

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

APRIL 30, 2022

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(Unaudited)

NOTE 5 - DISCONTINUED OPERATIONS (CONTINUED)

The following summarizes the assets and liabilities of the discontinue operations:

	April 30,	July 31,
	2022	2021
Assets

Property and equipment- net	1,243,960	1,243,960

Total Assets	$1,243,960	$1,243,960

Liabilities and Net Assets

Current Liabilities
Accounts payable	$633,802	$632,385
Total current liabilities	633,802	632,385

Net assets (liabilities)	$610,158	$611,575

The following summarizes the operations of the discontinued operations:

	April 30, 2022		January 31, 2021
Revenue	$-	$

Operating expenses			-

Loss from operations	-		-

Other income (expense)			4,254,011

Net Income	$-		$4,254,011

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(Unaudited)

NOTE 6 - COMMITMENTS AND LEASES

In discontinuing Open Data Centers, LLC and Hammer Fiber Optics Investments, Ltd. the company no longer has any material long term leases or obligations.

NOTE 7 - PROPERTY AND EQUIPMENT

As of April 30, 2022 and July 31, 2021, property and equipment consisted of the following:

	April 30,	July 31,
	2022	2021	Life
Computer and Telecom equipment	$1,386,229	$1,216,639	5 years
Less: Accumulated depreciation	(1,109,433)	(1,060,700)
Total	$276,796	$155,939

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $7,334,378 of recognized indefinite lived intangible assets, which consist of customer and supplier contract assets from acquisitions, intellectual property and goodwill. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset's fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

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

As of April 30, 2022, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(Unaudited)

NOTE 10 - INCOME TAXES

The Company's income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimate are required in the determination of the consolidated income tax expense. The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the nine months ended April 30, 2022 and 2021, to the Company's effective tax rate is as follows:

	April 30,
	2022	2021
Income tax benefit provision at statutory rate	$863,257	$863,257
Change in valuation allowance	(863,257)	(863,257)
	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of April 30, 2022 and July 31, 2021 are as follows:

	April 30,	July 31,
	2022	2021
Net operating loss	$3,095,408	$2,950,060
Valuation allowance	(3,095,408)	(2,950,060)
	$-	$-

The Company has approximately $21,446,000 of NOL carried forward to offset taxable income in future years. The tax laws enacted in 2017 also changed the treatment of NOL. Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL that can be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017, hence, $3,000,000 of the NOL will be subject to the 80% limitation and will be carried forward indefinitely while $15,773,000 of the NOL will be carried forward for 20 years and will begin to expire in 2036.

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

As of April 30, 2022 and April 30, 2021, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense. No interest or penalties have been recorded during the quarters ended April 30, 2022 and April 30, 2021. As of April 30, 2022 and April 30, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

During the three months ended January 31, 2022, the company reclaimed 3,000,000 shares of Treasury stock in connection with a prior transaction, and will issue 5,000,000 shares of Treasury stock associated with the acquisition of TFS. The market value of the treasury shares at the closing of the acquisition were $4,250,500.

During the three months ended April 30, 2022, the Company issued 712,500 shares of common stock as commitment shares on borrowing. The shares were valued at their fair value of $454,908 and included in Financing charges.

18,341,085 shares have been issued from Treasury in conjunction with mergers and acquisitions, and operating activities. In connection with the Equity Purchase Agreement with Peak One, the Company issued 350,000 shares of treasury stock.

As a result of these transactions, the Company has a balance of 1,735,335 in Treasury.

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

The matter of 15 Corporate Place, LLC v. Open Data Centers, LLC the plaintiff failed to appear for the trial on May, 16, 2022 and a new trial date of July 11, 2022 has been established. The claim is secured only by the security deposit provided under the lease agreement. Claims are only against the subsidiary, which does not currently have any assets, and there is no other security under the lease. Open Data Centers, LLC operated a single data center facility in Piscataway, NJ, on the premise of the plaintiff. The plaintiff is in possession of the premises and a security deposit made by the founders of the LLC in 2012. The plaintiff has offered a settlement of release of the security deposit and an additional $35,000 in cash. Cross River Fiber has advanced its claim against Hammer Fiber Optics Investments, Ltd. Cross River Fiber has expanded its claim to include Hammer Fiber Optics Holdings Corp, 1stPoint Communications, LLC, Endstream Communications, LLC, Open Data Centers, LLC, Manhattan Carrier Company, LLC, Erik Levitt personally, Local Telecommunications Services - FL, LLC, Local Telecommunications Services - NY, LLC, American Network Inc and Hammer Wireless Corporation. There never was, nor has there ever been, a contract between any of these entities or Mr. Levitt personally and Cross River Fiber, nor is there any security under the agreement between Cross River Fiber and Hammer Fiber Optics Investments, Ltd. The claims in this matter are similar to those made by Zayo Group and Crown Castle Fiber, which were both settled.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(Unaudited)

NOTE 14 - NOTES PAYABLE

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

Results of Operations

Three Months Ended April 30, 2022 Compared to the Three Months Ended April 30, 2021

Revenues for the three months ended April 30, 2022 and April 30, 2021 were $819,131 and $611,237, respectively, an increase of 34.01%. The increase was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units and contributions from its fixed wireless operations in Huntsville, AL.

During the three months ended April 30, 2022, the Company incurred total operating expenses of $1,049,914 compared with $609,606, an increase of 72.23%, for the comparable period ended April 30, 2021. The increase was primarily due to the addition of the financial technologies business unit and expenses of ongoing operations of the HammerPay subsidiary.

Operating loss increased to $230,783 during the three months ended April 30, 2022 as compared with income of $1,631, an increase of 1,4249.79%. The loss was primarily due to expenses associated with the ongoing operations of the HammerPay subsidiary.

During the three months ended April 30, 2022 and April 30, 2021 interest and other expense was $589,937 and $9,908 respectively. The increase was due to interest and borrowing costs on new facilities.

During the three months ended April 30, 2022 the Company recorded a loss of $810,720 as compared to a loss of $28,277 for the three months ended April 30, 2021, an increase of 2,767.07%. The increase in loss was primarily due to the addition of the financial technologies business unit and expenses of ongoing operations of the HammerPay subsidiary.

.

Nine Months Ended April 30, 2022 Compared to the nine Months Ended April 30, 2021

Revenues for the nine months ended April 30, 2022 and April 30, 2021 were $2,039,367 and $1,604,927, respectively, an increase of 27.06%. The increase was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units and contributions from its fixed wireless operations in Huntsville, AL.

During the nine months ended April 30, 2022, the Company incurred total operating expenses of $2,424,235 compared with $1,655,232, an increase of 46.46%, for the comparable period ended April 30, 2021. The increase in loss was primarily due to the addition of the financial technologies business unit and expenses of ongoing operations of the HammerPay subsidiary and the expansion of the Company's Over-the-Top ("OTT) business segment which includes its SMS messaging and hosting business unit.

Operating loss increased to $384,868 during the nine months ended April 30, 2022 as compared with a loss of $50,305, and increase of 665.07%. The increase in loss was primarily due to the addition of the financial technologies business unit and expenses of ongoing operations of the HammerPay subsidiary and the expansion of the Company's Over-the-Top ("OTT) business segment which includes its SMS messaging and hosting business unit.

During the nine months ended April 30, 2022 and April 30, 2021 interest and other expense was $622,134 and $20,942 respectively. The increase was due to interest and borrowing costs on new facilities.

During the nine months ended April 30, 2022 the Company recorded a net loss of $1,007,002 as compared to net income of $4,110,749 for the nine months ended April 30, 2021. The decrease was due to expenses associated with the ongoing operations of the HammerPay subsidiary and the one-time income adjustments due to settlement of liabilities associated with discontinued operations.

Liquidity and Capital Resources

The Company is at risk of remaining a going concern. Its ability to remain a going concern is dependent upon whether the company can raise debt and/or equity capital from third-party sources for both working capital and business development needs until such time as the Company may be substantially sustained as a going concern through cash flow from operations or the Company increases its cash flow from operations through sale of services in the ongoing business units, Endstream Communications, 1stPoint Communications, its new markets and the continuing operations of the HammerPay business.

Cash Flow from Operating Activities

During the nine months ended April 30, 2022 the Company's total cash increased by $649,369, compared to an increase in cash of $1,447 in the nine months ended April 30, 2021. Cash flow used in Operating Activities was $156,925, compared to $340,932 in the nine months ended April 30, 2021. This was primarily due to improved operational efficiencies and the ongoing operations of the HammerPay business.

Cash Flow from Investing Activities

During the nine months ended April 30, 2022, the Company's investing activities used $170,923, compared to $25,535 used in investing activities during the six months ended April 30, 2021. The decrease was primarily due to the investments in licenses for Hammer Pay.

Cash Flow from Financing Activities

During the nine months ended April 30, 2022, the Company netted $977,217 in cash from financing activities compared with $367,944 used during the nine months ended April 30, 2021. The increase was mainly due to the proceeds from notes payable.

Going Concern

As of April 30, 2022, doubt existed as to the Company's ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Our management has concluded that, as of April 30, 2022, our internal control over financial reporting was not effective. This is due to an inherent staffing limitation and the Principal Financial Officer and the President are the same individual. That individual does not maintain day-to-day banking responsibilities to provide some limitation in such risks.

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

The matter of 15 Corporate Place, LLC v. Open Data Centers, LLC the plaintiff failed to appear for the trial on May, 16, 2022 and a new trial date of July 11, 2022 has been established. The claim is secured only by the security deposit provided under the lease agreement. Claims are only against the subsidiary, which does not currently have any assets, and there is no other security under the lease. Open Data Centers, LLC operated a single data center facility in Piscataway, NJ, on the premise of the plaintiff. The plaintiff is in possession of the premises and a security deposit made by the founders of the LLC in 2012. The plaintiff has offered a settlement of release of the security deposit and an additional $35,000 in cash.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(Unaudited)

ITEM 5. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: June 14, 2022	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: June 14, 2022	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer