Form 10-K
period 2022-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2023-02-08
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

Commission file number 000-1539680

HAMMER FIBER OPTICS HOLDINGS CORP

(Exact name of registrant as specified in its charter)

NEVADA	98-1032170
(State of Other Jurisdiction	(I.R.S. Employer Identification No.)
Of Incorporation of Organization)

6151 Lake Osprey Drive

Sarasota, FL 34240

941-306-3019

(Address, including zip code, and telephone number, including area code,

of registrant's principal executive offices)

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

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[X]	Smaller Reporting Company	[X]	Emerging Growth Company	[ ]

Indicate by check mark whether the registrant has fi led a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 31, 2022, was approximately $29,329,024 (based upon the $0.71 closing price for shares of the registrant's common stock as reported by the OTCQB on July 31, 2022, the last trading day of the registrant's most recently completed fourth fiscal quarter). The registrant does not have non-voting common stock outstanding. As of January 31, 2022, there were 60,853,341 shares outstanding.

Table of Contents

to Annual Report on Form 10-K

For the Fiscal Year Ended July 31, 2022

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," "may," "should," "could," "will," "plan," "future," "continue, "and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

  risk that general economic and business conditions, both nationally and in our markets, may change substantially, or sufficiently to change or impact our business, risk that our expectations and estimates concerning future financial performance, financing plans and the impact of competition, risk in our ability to implement our growth strategy,
  risk anticipated trends in our business,
  risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures, risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements, risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations risks related to tax assessments
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

On October 19, 2021 our board of directors approved a name change from Hammer Fiber Optics Holdings Corp to Hammer Technology Holdings Corp.

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

Current Operations

Hammer Fiber Optics Holdings Corp(OTCQB:HMMR) is a company focused on sustainable shareholder value investing in both financial services technology and wireless telecommunications infrastructure.

Hammer's financial technologies business is focused on providing digital stored value technology via its HammerPay mobile payments platform to enable digital commerce between consumers and branded merchants across the developing world, ensuring Swift, Safe and Secure encrypted remittances and banking transactions.

Hammer's "Everything Wireless" go to market strategy for its telecommunications business includes the development of high speed fixed wireless service for residential, small business and enterprise clients using its wireless fiber platform, Hammer Wireless AIR®, mobility networks including 4G5G//LTE, Over-the-Top services such as voice, SMS and collaboration services and hosting services.

Employees

We currently have seventeen employees, fifteen of which are full time employees and two are part time.

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

  our ability to source criticalmaterials such as optical fiber and cable and hardware and equipment, at competitive prices;
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

Internal Controls

We have determined that our internal controls are ineffective due to the small staff of the company. Although we have implemented internal systems and controls to minimize the potential for risk and business loss, a breakdown of internal controls could affect our ability to conduct normal business operations and, as a result, our future financial results could be materially and adversely affected.

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

We cannot predict the extent to which an active public market for trading our common stock will be sustained. The trading price of our common shares has historically been sporadically or "thinly-traded" meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

The matter of 15 Corporate Place, LLC v. Open Data Centers, LLC settled for $25,000 plus acceptance of the security deposit which has already been written down in assumption of this outcome. The final settlement was less than the $35,000 originally offered.

Cross River Fiber has advanced its claim against Hammer Fiber Optics Investments, Ltd. Cross River Fiber has expanded its claim to include Hammer Fiber Optics Holdings Corp, 1stPoint Communications, LLC, Endstream Communications, LLC, Open Data Centers, LLC, Manhattan Carrier Company, LLC, Erik Levitt personally, Local Telecommunications Services – FL, LLC, Local Telecommunications Services – NY, LLC, American Network Inc and Hammer Wireless Corporation. There never was, nor has there ever been, a contract between any of these entities or Mr. Levitt personally and Cross River Fiber, nor is there any security under the agreement between Cross River Fiber and Hammer Fiber Optics Investments, Ltd. After discovery in the claim against Hammer Fiber Optics Holdings Corp and its subsidiaries, Hammer has made a motion for Summary Judgement to dismiss the claim on the basis of the lack of evidence that any entity other than Hammer Fiber Optics Investments, Ltd. was a party to the claim. The claims in this matter are similar to those made by Zayo Group and Crown Castle Fiber, which were both settled.

As all of these matters are either not advancing, nor do we expect an unfavorable outcome of any of these matters, we have not made any further accruals or adjustments to our assets, liabilities, equity or expense as a result of these claims.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON EQUITY

Market Price and Dividends

Our common stock is currently quoted on the OTC Bulletin Board, under the symbol "HMMR." Our common stock has been quoted on the OTC Bulletin Board since approximately August 30, 2016. Prior to that, our shares of common stock were quoted on the OTC Bulletin Board under the symbol "TPHX". Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

	High	Low
Fiscal Year 2021
July 31, 2022	0.70	0.43
April 30, 2022	0.69	0.39
January 31, 2022	1.40	0.41
October 31, 2021	1.41	0.43

Fiscal Year 2020
July 31, 2021	0.75	0.4251
April 30, 2021	1.42	0.271
January 31, 2021	0.38	0.1205
October 31, 2020	0.20	0.074

Fiscal Year 2019
July 31, 2020	0.27	0.15045
April 30, 2020	0.50	0.17
January 31, 2020	0.49	0.23
October 31, 2019	0.60	0.32

Note: High and Low prices reflected are through July 31, 2022.

Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.As of July 31, 2022, there were 61,565,841shares of the registrant's $.001 par value common stock issued and 61,565,841 outstanding. We have never declared or paid any cash dividends on our common stock nor do we intend to do so in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, any applicable contractual restrictions and such other factors as our board of directors deems relevant.

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

On September 11, 2018, Mark Stogdill, President and Chief Executive Officer and Executive Director of the Board of Directors of the Company resigned from his position as President and Chief Executive Officer of the Company. Mr. Stogdill retains his position as a Director of the Board of Directors. In combination with this change, Erik B. Levitt was appointed the interim President and Chief Executive Officer, effective immediately, and later appointed the President and Chief Executive Officer on November 1, 2018.

On October 10, 2018 the Company announced the closure of the Atlantic City, NJ wireless broadband network as a result of the termination of the Master Spectrum Lease Agreement held by the Company subsidiary Hammer Fiber Optic Investments Ltd. d/b/a Hammer Communications by Verizon Communications.Verizon Communications had informed the Company of their intention to honor the terms of the lease agreement, then subsequently issued a notification to the Company that the spectrum lease for the 28 GHz spectrum will be prematurely terminated as of October 31, 2018. The Company negotiated with Verizon to find a path forward and was offered a less desirable spectrum leasing arrangement. After extensive engineering discussions it was determined that it was not feasible to pursue the alternative agreement proposed by Verizon. As a result, the Company discontinued operations as of October 31, 2018.

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

On September 14, 2021, Erik B. Levitt, President and Chief Executive Officer and Executive Director of the Board of Directors of the Company resigned from his position as President and Chief Executive Officer of the Company. Mr. Levitt retains his position as anExecutive Director of the Board of Directors and Principal Financial Officer as well as the Managing Member and Chief Executive Officer of 1stPoint Communications, LLC and Endstream Communications, LLC. In combination with this change, Michael C. Cothill was appointed the Executive Chairman, effective immediately.

On October 19, 2021 our board of directors approved a name change from Hammer Fiber Optics Holdings Corp to Hammer Fiber Optics Holdings Corp.

On October 25, 2021 our board of directors approved a share exchange agreement with Telecom Financial Services Limited ("TFS") for the acquisition one hundred percent (100%) of its stock. TFS owns the intellectual property critical to the operations of the company's financial technology business unit as well as certain key supplier, marketing and operating agreements. TFS has been renamed HammerPay [USA] Ltd.

COVID-19 Pandemic Update

In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company's financial performance in the third and fourth quarters of fiscal year 2020. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, the company and certain of the company's customers and suppliers temporarily closed locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. Partly due to the COVID-19 pandemic, the Company shut down the operations of its' Open Data Centers, LLC operations effective April 30, 2020.

As of the date of this document, one hundred percent of the loans provided under the Paycheck Protection Program have been forgiven by the Small Business Administration. These notes have been retired and are categorized as Other Income on our financial statements.

Results of Operations

The Year Ended July 31, 2022 Compared to the Year Ended July 31, 2021

Net revenues from continuing operations for the year ended July 31, 2022 and 2021 were $2,602,115 and $2,199,127, respectively.

During the year ended July 31, 2022, the Company incurred total operating expenses from continuing operations of $2,022,190 compared with $1,568,357 for the comparable period ended in 2021. The increase in operating costs was primarily due to expenses related to its increased revenues in its Over-the-Top (“OTT) business as well as development expenses associated with new product development.

The Company recorded depreciation expense of $65,487 during the year ended July 31, 2022 compared to $55,398 in the comparable period in 2021, primarily due to increases in computer equipment in support of growth in the OTT business.

During the year ended July 31, 2022, interest and financing expense was $609,760 compared to $30,797 in the comparable period in 2021. The increase was due primarily to the interest and financing expense associated with the notes payable used to fund the development and growth of the HammerPay application and the financial technology business unit.

Liquidity and Capital Resources

We have financed our operations since inception primarily through notes payable, one of which has been converted to Common Stock and is identified in our Subsequent Events. As of July 31, 2022, we had cash and cash equivalents of $482,883.

Net cash from operating activities was $-769,398 and $-78,360 for the year ended July 31, 2022 and July 31, 2021, respectively. The decrease was primarily due to the development activities related to Hammer’s HammerPay application.

Net cash used in investing activities was $205,060 and $75,503 for the year ended July 31, 2022 and July 31, 2021, respectively. The increase was primarily due to the development activities related to Hammer's HammerPay application.

Net cash provided by financing activities was $1,429,973 and $157,538 for the year ended July 31, 2022 and July 31, 2021, respectively. The increase in cash provided by financing activities for the period ended July 31, 2022 when compared to the same period in 2021 was primarilydue to cash receipts from two convertible notes.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors have included in their report on our audited financial statements for the fiscal year ended July 31, 2022 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Going Concern

As at July 31, 2022, substantial doubt existed as to the Company's ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

July 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hammer Fiber Optics Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hammer Fiber Optics Holdings Corp. ("the Company") as of July 31, 2022, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has consistently sustained losses since inception. This factor, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accounting for Business Combination and Valuation of Intangible Assets - Refer to Note 6 to the financial statements

Critical Audit Matter Description

The Company transacted in a share exchange agreement with Telecom Financial Services Limited during the year which qualified as a significant, unusual transaction.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management's accounting for the business combination and resulting asset value consisted of the following, among others:

  Evaluation of management's methodology for accounting for the business combination.
  Evaluation of information available to management in determining the value of the asset.

Accounting for Revenue - Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company records revenue as services are provided and timing of services can impact revenue and contract liabilities balances.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management's accounting for revenue consisted of the following, among others:

  Evaluation and testing of revenue to determine appropriate cutoff.
  Evaluation of management's revenue recognition policies in accordance with ASC 606 Revenue from Contracts with Customers.

Fruci and Associates II, PLLC

We have served as the Company's auditor since 2022.

Spokane, Washington
February 8, 2023

5525

Hammer Fiber Optics Holdings Corp.

Consolidated Balance Sheets

	July 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$482,910	$77,606
Accounts receivable	216,834	285,006
Security Deposits	11,082	11,082
Prepaid expenses	14,746	14,808
Total current assets	725,572	388,502
Property and equipment, net	278,345	155,939
Intangible and other assets	7,323,702	3,113,508
Assets from Discontinued Operations	1,243,960	1,243,960

Total assets	$9,571,579	$4,901,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,130,465	$908,136
Loans payable	1,544,935	580,597
Deferred Revenue	321,074	299,200
Total current liabilities	2,996,474	1,787,933
Liabilities from Discontinued Operations	546,304	632,385
Total Liabilities	3,542,778	2,420,318

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized
61,565,851 shares issued; 61,565,841 and 60,853,341 shares
outstanding at July 31, 2022 and 2021, respectively	$61,566	$60,853
Additional paid-in capital	27,564,129	22,859,434
Accumulated deficit	(21,596,894)	(20,438,696)
Total Stockholder's Equity (Deficit)	6,028,801	2,481,591

Total Liabilities and Stockholders' Equity (Deficit)	$9,571,579	$4,901,909

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

	For the Year Ended
	July 31,
	2022	2021
Revenues	$2,602,115	$2,199,127

Costs and expenses:
Cost of sales	2,022,190	1,568,357
Selling, general and administrative expenses	1,062,163	694,389
Depreciation expense	65,487	55,398
Total operating expenses	3,149,840	2,318,144

Operating loss	(547,725)	(119,017)

Other income (expense)
Other Income	-	213,026
Interest expense	(11,587)	(30,797)
Financing expenses	(586,133)	-
Other expenses	(12,040)	(2,475)
Total other expenses	(609,760)	179,754

Income (loss) Before Discontinued Operations	(1,157,485)	60,737

Income (loss) From Discontinued Operations	-	2,412,877

Net income (loss)	$(1,157,485)	$2,473,614

Weighted average number of common shares outstanding - basic and diluted	61,382,496	60,853,341

Loss per share- basic and diluted
Continuing operations	$(0.02)	$-
Discontinued operations	-	0.04
Total	$(0.02)	$0.04

See accompanying notes to consolidated statements.

Hammer Fiber Optics Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2019	60,853,341	60,853	10,914,783	-	$17,201,434	$(21,987,959)	$(4,725,672)

Treasury shares issued for acquisition	-	-	(500,000)	-	230,000	-	230,000
Commitment shares issued in registration statement	-	-	(350,000)	-	80,500	-	80,500
Net loss	-	-	-	-	-	(924,351)	(924,351)

Balance, July 31, 2020	60,853,341	60,853	10,064,783	-	17,511,934	(22,912,310)	(5,339,523)

Treasury shares issued for cash	-	-	(307,377)	-	75,000	-	75,000
Treasury shares issued for prior acquisition	-	-	(2,067,071)	-	-	-	-
Treasury shares issued for debt settlement	-	-	(1,757,500)	-	5,272,500	-	5,272,500
Net income	-	-	-	-	-	2,473,614	2,473,614

Balance, July 31, 2021	60,853,341	60,853	5,932,835	-	22,859,434	(20,438,696)	2,481,591

Shares issued from prior acquisition	-	-	(2,089,750)	-	-	-
Shares returned to treasury	-	-	3,000,000	-	-	-	-
Treasury shares issued for acquisition	-	-	(5,000,000)	-	4,250,500	-	4,250,500
Commitment shares issued for debt	712,500	713	-	-	454,195	-	454,195
Treasury shares issued	-	-	(89,750)	-	-	-	-
Net loss	-	-	-	-	-	(1,157,485)	(1,157,485)

Balance, July 31, 2022	61,565,841	61,566	1,753,335	-	$27,564,129	$(21,596,894)	$6,028,801

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

	For the Years Ended
	July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,157,485)	$2,473,614
Loss from discontinued operations	-	(2,412,877)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Gain on loan forgiveness	-	(88,097)
Depreciation expense	64,327	55,398
Changes in operating assets and liabilities:
Accounts receivable	(46,860)	146,344
Security deposits	-	(636)
Prepaid expenses	62	33,989
Accounts payable	348,680	(295,910)
Deferred revenue	21,879	9,815
Net cash provided by (used in) operating activities- continuing operations	(769,397)	(78,360)
Net cash provided by (used in) operating activities- discontinued operations	(50,212)	-
Net cash provided by (used in) operating activities	(819,609)	(78,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(205,060)	(75,503)
Purchase of licenses	-	-
Acquisition of customer contracts	-	-
Net cash provided by (used in) investing activities- continuing operations	(205,060)	(75,503)
Net cash provided by (used in) investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	(205,060)	(75,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans	(100,966)	(103,493)
Proceeds from loans	1,530,939	411,031
Net cash provided by (used in) financing activities- continuing operations	1,429,973	307,538
Net cash provided by (used in) financing activities- discontinued operations	-	(150,000)
Net cash provided by (used in) financing activities	1,429,973	157,538
Net increase (decrease) in cash	405,304	3,675
Cash, beginning of period	77,606	73,931
Cash, end of period	$482,910	$77,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$11,587	$30,797
Cash paid for taxes	$2,040	$2,475

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 and 2021

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

On February 2, 2015, the Company entered into a Share Exchange Agreement with Tanaris Power Holdings, Inc., whereby the Company acquired 100% of Tanaris Power Holdings, Inc. issued and outstanding common stock in exchange for shares of the Company's common stock equal to 51% of the issued and outstanding common stock of the Company.Tanaris Power Holdings, Inc. was the owner of certain rights in connection with the marketing and sale of smart lithium-ion batteries and battery technologies for various industrial vehicles markets and related applications.On March 6, 2015, the Company amended its Articles of Incorporation to change its name to Tanaris Power Holdings, Inc.

On April 25, 2016, Tanaris Power Holdings, Inc., a Nevada corporation entered into s Share Exchange Agreement (the "Share Exchange Agreement") with Hammer Fiber Optics Investments, Ltd., a Delaware corporation ("HFOI"), and the controlling stockholders of HFOI (the "HFOI Shareholders").Pursuant to the Share Exchange Agreement, the Company acquired 20,000,000 shares of common stock of HFOI from the HFOI shareholders (the "HFOI Shares") and in exchange, the Company issued to the HFOI Shareholders 50,000,000 (post-Merger) restricted shares of its common stock (the "HMMR Shares").As a result of the Share Exchange Agreement, HFOI became a wholly owned subsidiary of the Company.

On April 13, 2016, the Board of Directors (BOD) approved a Plan of Merger (the "Plan of Merger") under Nevada Revised Statuses (NRS) Section 92A.180 to merge (the "Merger") with our wholly-owned subsidiary HFO Holdings, a Nevada corporation, to effect a name change from Tanaris Power Holdings Inc. to Hammer Fiber Optics Holdings Corp.The Plan of Merger also provided for a 1 for 1,000 exchange ratio for shareholders of both the Company and the HRO Holdings, which had the effect of a 1 for 1,000 reverse split of the common stock. Articles of Merger were filed with the Secretary of State of Nevada on April 13, 2016 and, on April 14, 2016, this corporate action was submitted to Financial Industry Regulatory Authority (the "FINRA") for its review and approval.

On May 3, 2016, the FINRA approved the merger with the wholly-owned subsidiary, HMMR Fiber Optics Holdings Corp. (“HFO Holdings”).Accordingly, thereafter, the Company’s name was changed and the shares of common stock began trading under new ticker symbol “HMMR” as of May 27, 2016. The merger was effected on July 19, 2016.

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

JULY 31, 2022 and 2021

NOTE 2 -CORPORATE HISTORY AND BACKGROUND ON MERGER (CONTINUED)

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

COVID-19 Pandemic Update

In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company's financial performance in the third and fourth quarters of fiscal year 2020, mostly due to the discontinuation of the operations it its Open Data Centers, LLC operations effective April 30, 2020. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, the company and certain of the company's customers and suppliers temporarily closed locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. Partly due to the COVID-19 pandemic, the Company shut down the operations of its Open Data Centers, LLC operations effective April 30, 2020.There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company's operations, supply chain and demand for its products. As a result, the ultimate impact on the company's business, financial condition or operating results cannot be reasonably estimated at this time. On May 5, 2020 and on February 26, 2021 the Company's 1stPoint Communications LLC subsidiary entered into two $88,097 notes payable to Bank of America, pursuant to the Paycheck Protection Program ("PPP Loan") under the CARES Act. 1stPoint met the requirements for Loan Forgiveness, and as of October 19, 2021, these notes have been forgiven by the Small Business Administration in accordance with rules of the CARES Act. The amounts of have been reflected as other income in the company's financial statements.

Cash and cash equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For network service equipment, and furniture and fixtures, the useful life is ten and five years, respectively.Leasehold Improvements are depreciated over six years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

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

JULY 31, 2022 and 2021

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

Indefinite lived intangible assets

The Company reviews property, plant and equipment, inventory component prepayments and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment, inventory component prepayments and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. The Company has not recorded any related impairment losses.The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company has not recorded any related impairment losses.

Revenue recognition

The Company accounts for revenues under Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606), which we adopted on August 1, 2018, using the modified retrospective approach. This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. . The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Amounts invoiced or collected in advance of product delivery or providing services are recorded as unearned revenue or customer deposits. The company accrues for sales returns, bad debts, and other allowances based on its historical experience.The Company’s revenues are derived from its subsidiaries, 1stPoint Communications, LLC, Endstream Communications, LLC and Shelcomm, Inc. 1stPoint’s and Shelcomm’s revenues are derived from retail web and voice hosting services as well as carrier hosting services. These are contracted agreements which are billed monthly and revenues are recognized in the period in which the services are rendered. In some cases customers sign longer term agreements (up to two years) and prepay for those services. Revenues are recognized in the period the services are delivered. Endstream’s revenue is derived from post-paid and pre-paid wholesale voice services and billed on a usage basis. Revenues are recognized in the period in which the services are delivered.

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

JULY 31, 2022 and 2021

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

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

All financial assets and liabilities are approximate their fair value. Warrants are valued at Level 3.

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation, Hammer Fiber Optic Investments Ltd, 1stPoint Communications, LLC, Endstream Communications, LLC, Shelcomm, Inc., American Network, Inc.and HammerPay [USA], Inc. The company is also the beneficial owner of Hammer Wireless SL. The financial statements for Hammer Fiber Optics Holdings Corp. and its subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Hammer Fiber Optics Investments, Ltd and Open Data Centers, LLC have been discontinued and are reported on a summarized basis in consolidation. Open Data Centers was dissolved on December 30, 2020. The discontinued operations continue to have assets valued greater than zero because there is a commitment for equipment that has yet to be manufactured that is considered by management to be of value in future deployments either in the Company’s existing telecommunications business unit, or potentially in new deployments on the African continent in support of the HammerPay, which is part of the financial technologies business unit.

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of July 31, 2022 and 2021, there were no common stock equivalents outstanding.

As of July 31, 2022 the Company had 300,000 shares of potentially dilutive warrants.

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. At present this does not impact our financial statements, but may in the future if there is conversion of certain notes. Management will continue to evaluate if this impacts our financial statements.

No other accounting pronouncements are applicable.

Reclassifications

Certain reclassifications have been made to the financial statements to conform to the consolidated 2021 financial statement presentation.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 and 2021

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has consistently sustained losses since its inception.These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The Company's continuation as a going concern is dependent upon, among other things, its ability to increase revenues, adequately control operating expenses and receive debt and/or equity capital from third parties.No assurance can be given that the Company will be successful in these efforts.

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

JULY 31, 2022 and 2021

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

	July 31, 2022	July 31, 2021
Assets
Current Assets
Cash	$-	$-
Accounts receivable	-	-
Other current assets	-	-
Total current assets	-	-
Other Assets
Property and equipment- net	1,243,960	1,243,960
Intangible assets	-	-
Total other assets	1,243,960	1,243,960
Total Assets	$1,243,960	$1,243,960
Liabilities and Net Assets
Current Liabilities
Accounts payable	$546,304	$632,385
Notes payable- related parties	-	-
Current portion of long-term notes payable - related parties	-	-
Accrued interest	-	-
Rent Concessions	-	-
Total current liabilities	546,304	632,385
Net assets (liabilities)	$697,656	$611,575

The following summarizes the operations of the discontinued operations:

	July 31, 2022	July 31, 2021
Revenue	$-	$-

Operating expenses
Operations and maintenance	-	-
General and administrative	-	-
Depreciation and amortization	-	-
Impairment expense	-	-

Loss from operations	-	-

Other income (expense)	-	2,412,877
Interest expense	-	-
Interest income	-	-
Total other income (expense)	-	2,412,877

Net Income	$-	$2,412,877

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 and 2021

NOTE 6 - ACQUISITIONS

On October 25, 2021 our board of directors approved a share exchange agreement with Telecom Financial Services Limited ("TFS") for the acquisition one hundred percent (100%) of its stock in exchange for 5,000,000 shares of the Company's Common Stock.. TFS owns the intellectual property critical to the operations of the company's financial technology business unit as well as certain key supplier, marketing and operating agreements. TFS has been renamed HammerPay [USA] Ltd. One Hundred Percent (100%) of the value of the acquisition has been allocated to the value of the HammerPay Remit Platform (formerly TFS Remit) and associated customer contracts with United Bank for Africa which have been previously disclosed via 8-K.

NOTE 7 - PROPERTY AND EQUIPMENT

As of July 31, 2022, property and equipment from ongoing operations included:

	Amount	Life

Computer and Telecom equipment	$1,403,381	5 years
Less: Accumulated depreciation	(1,125,036)
Total	$278,345

Depreciation expense was $65,487 and $55,398 for the years ended July 31, 2022 and 2021, respectively.

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $18,934 of recognized indefinite lived intangible assets, which consist of the ownership of Internet Protocol version 4 (IPv4) address blocks. The Hammer Wireless SL, Ltd. Subsidiary has been granted a nationwide telecommunications and wireless license in the country of Sierra Leone, for which it paid $218,584. Hammer paid $42,500 to Wikibuli, Inc. in exchange for capital stock in Wikibuli, the operating company in Dominica. Hammer acquired the stock of Telecom Financial Services Limited ("TFS") for the acquisition one hundred percent (100%) of its stock for 5,000,000 shares of the Company's Common Stock. This asset was valued at $4,250,500.

These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset's fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

NOTE 9 - RELATED PARTY TRANSACTIONS

On October 9, 2016, the Company entered into a short-term loan agreement with a family member of a member of the Company's Board of Directors (BOD). Under the agreement, the lender advanced $100,000 to the Company for the purpose of providing working capital. The loan carries an annual interest rate of 3%. On September 15, 2016, the Company received $210,000 from a family member of a member of the BOD, also for the purpose of working capital, and has recorded such amount as a deposit in anticipation of executing a loan agreement.The company settled this note for the full amount in stock at $3/share of HMMR common stock on July 31, 2021.

During the fiscal year ended July 31, 2016, the Company entered into two promissory notes with a related party for an aggregate amount of $2,400,000 and $1,000,000, respectively. The $2,400,000 note matured on January 4, 2019. The terms consist of ten principal and interest payments due quarterly in the amount of $300,000 for total payments of $3,000,000. The Company is currently in default on this loan. To date, the Company has made payments on this note amounting to $725,831. The payments were applied to interest accrued as of the time of payment as well as to principal. The principal balance was $2,294,067 at July 31, 2019 and 2018. The interest accrued was $219,434 at July 31, 2019.The $1,000,000 note matured on June 9, 2018 at which time the principal became due in its entirety, in addition to simple interest accrued at 3%. In November 1, 2018, as a term of the Stock Purchase Agreements Amendment Number 1 signed as part of the acquisition of Open Data Centers, LLC, 1stPoint Communications LLC and Endstream Communications LLC, this party agreed to convert this debt at $3 per share of Common Stock at a time of the Company's choosing. These notes were converted to equity at $3 per share of common stock during the period ended July, 31, 2021 in the amount of 1,757,500 shares of Common Stock.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 and 2021

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

On April, 9 2018, the Company received an additional $20,000 deposit from a family member of a member of the Board of Directors. The amount was intended as additional working capital. The Company anticipates execution of a loan agreement relative to this advance. This note was converted at $3 per share of the Company’s Common Stock during the period ended July 31, 2021 as part of the terms of the Stock Purchase Agreements Amendment Number 1 as part of the acquisition of Open Data Centers, LLC, 1stPoint Communications, LLC and Endstream Communications, LLC.

During the fiscal year 2018, the Company entered into a Stock Purchase Agreement with a related party for the sum of $14,000 of common stock at $0.4629 per share on May 5, 2019, and the sum of $12,000 of common stock at $0.405 per share on May 30, 2019.During the fiscal year 2019, the Company entered into a Stock Purchase Agreement with a related party for the sum of $25,000 of common stock at $0.25 per share on March 17, 2020, the sum of $40,000 of common stock at $0.24 per share on March 24, 2020.

During the current fiscal year ending on July 31, 2020, the Company entered into convertible notes with a related party on April 20th and May 5th 2020 in the amounts of $36,300, and $12,000 respectively. The $12,000 note was paid on May 12th, 2020. The Company entered into a convertible note with a related party on August 22, 2019 in the amount of $12,000. $4,500 has been repaid. The Company entered into a convertible note with two related parties on August 24, 2019 in the amount of $12,000 and $6,000 respectively. Any interest may be accrued as either cash or stock at the option of the Company.During the current fiscal year ending July 31, 2020, the Company entered into Stock Purchase Agreements from a related party in the amount of $10,000 on August 15, 2020, $25,000 on March 17, 2020, and $40,000 on March 26, 2020. On April 6, 2020, the Company entered into a promissory note for the sum of $36,300 with a related party. The note bears interest at a rate of 6%, payable quarterly.On September 1, 2020, the Company entered into a promissory note for the sum of $100,000 with a related party. The note bears interest at a rate of 6%, payable quarterly. On November 23, 2020, and on January 19, 2021 the Company entered into promissory notes for the sums of $10,000 and $75,000 with a related party. These notes bear interest at a rate of 6%, payable quarterly and may be convertible into common stock at the Company's option.

On February 26, 2021, March 9, 2021 and March 15, 2021 the Company entered into promissory notes for the sums of $25,000, $100,000 and $25,000 respectively, with a related party. These notes are bear interest at a rate of 6% payable quarterly unless forgiven by the note holder and may be converted into common stock at the Company’s option.

On January 15, 2022 the Company entered into a promissory note for the sum of $25,000 with a related party.These notes bear interest at a rate of 6%, annually, to be expensed at the end of the note upon conversion unless forgiven by the holder, and may be convertible into common stock at the Company's option, and on December 28, 2021, January 12, 2022 and January 21, 2022 1stPoint Communications, LLC entered into three notes in the amounts of $10,200, $7,600 and $4,000 with a related party under the same terms as the note on January 15, 2022.

As of July 31, 2022, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

NOTE 10 - CONVERTIBLE DEBT

The company has convertible notes with related parties in the amounts of $24,253, $161,300, $12,000, $6,000, $7500, $36,600 and $295,500 that convert into Common Stock at the Company's option and bear interest at a rate of 6% annually, to be expensed at the time of conversion.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 and 2021

NOTE 10 - CONVERTIBLE DEBT (CONTINUED)

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

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the fiscal year ended July 31, 2022 and 2021, to the Company's effective tax rate is as follows:

	July 31,
	2022	2021
Income tax benefit provision at statutory rate	$(187,671)	$619,512
Change in valuation allowance	187,671	(619,512)
	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of July 31, 2022 and 2021 are as follows:

	July 31,
	2022	2021
Net operating gain/loss	$(893,672)	$2,950,060
Valuation allowance	893,672	(2,950,060)
	$-	$-

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

JULY 31, 2022 and 2021

NOTE 11 - INCOME TAXES (CONTINUED)

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

As of July 31, 2021 and 2022, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense. No interest or penalties have been recorded during the years ended July 31, 2022 and 2021. As of July 31, 2022 and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 12 - STOCKHOLDERS' EQUITY

Treasury Stock

During the year ended July 31, 2022, the Company issued 5,000,000 shares as part of a share exchange agreement with Telecom Financial Services Limited ("TFS") for the acquisition one hundred percent (100%) of its stock. TFS owns the intellectual property critical to the operations of the company's financial technology business unit as well as certain key supplier, marketing and operating agreements. The acquisition of TFS closed on January 3, 2022. TFS has been renamed HammerPay [USA] Ltd.

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

NOTE 15 - CLAIMS

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

The matter of 15 Corporate Place, LLC v. Open Data Centers, LLC settled for $25,000 plus acceptance of the security deposit which has already been written down in assumption of this outcome. The final settlement was less than the $35,000 originally offered.

Cross River Fiber has advanced its claim against Hammer Fiber Optics Investments, Ltd. Cross River Fiber has expanded its claim to include Hammer Fiber Optics Holdings Corp, 1stPoint Communications, LLC, Endstream Communications, LLC, Open Data Centers, LLC, Manhattan Carrier Company, LLC, Erik Levitt personally, Local Telecommunications Services – FL, LLC, Local Telecommunications Services – NY, LLC, American Network Inc and Hammer Wireless Corporation. There never was, nor has there ever been, a contract between any of these entities or Mr. Levitt personally and Cross River Fiber, nor is there any security under the agreement between Cross River Fiber and Hammer Fiber Optics Investments, Ltd. After discovery in the claim against Hammer Fiber Optics Holdings Corp and its subsidiaries, Hammer has made a motion for Summary Judgement to dismiss the claim on the basis of the lack of evidence that any entity other than Hammer Fiber Optics Investments, Ltd. was a party to the claim. The claims in this matter are similar to those made by Zayo Group and Crown Castle Fiber, which were both settled.

As a result of the expected outcome, management has made no allowance for loss in these matters.

NOTE 16 - WARRANTS

On February 11, 2022, the Company issued 150,000 warrants to Mast Hill Fund, L.P. in conjunction with convertible debt.  The warrants are exercisable for 5 years at $1.50 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity.

On February 11, 2022, the Company issued 150,000 warrants to Mast Hill Fund, L.P. in conjunction with convertible debt.  The warrants are exercisable for 5 years at $3.00 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity.

The Black Scholes model was used to determine the fair price of the warrants, including the use of the share price, exercise price, term, volatility (16%), risk free interest rate (3.63%) and the dividend rate (0%).

The price of the warrants was considered immaterial and because the strike price of both warrants has not been exceeded in the prior three periods it was determined by management that the price of the option should be valued at $0.000/share.

NOTE 17 - SUBSEQUENT EVENTS

On February 17, 2022, the Company entered into a Securities Purchase Agreement (the "Talos SPA") by and between the Company and Talos Victory Fund, LLC ("Talos"). Pursuant to the terms of the Talos SPA, the Company agreed to sell to Talos, and Talos agreed to purchase from the Company, a promissory note in the aggregate principal amount of $275,000 (the "Talos Note"), convertible into shares of the Company's common stock upon the terms and subject to the limitations and conditions set forth in the Talos Note. The Talos Note had an original issue discount of $27,500, resulting in gross proceeds to the Company of $247,500.

Talos reserved the right at any time to convert all or any part of the outstanding and unpaid principal amount and interest of the Talos Note into common stock, subject to a 4.99% equity blocker, at a conversion price of $0.58 per share under the rights pursuant to the terms defined in their entirety by the Talos SPA filed by the Company in a Current Report on Form 8-K on February 23, 2022.

On October 4, 2022 Talos informed the Company that it had elected to convert the $275,000 principal amount of the Note together with $20,613.68 interest and $1,750.00 in fees totaling $297,363.68 into 512,696 shares of Common Stock to be issued pursuant to the conversion of the Note as set forth in the Talos SPA.

On October 19, 2022, the Company announced that it has entered into a non-binding letter of intent with shareholders of Mobile Finance Group Ltd trading under the brand name of Wallet Factory, a provider of digital finance services and enterprise-grade e-Wallet platforms. The LOI contemplates that the parties will enter into a definitive agreement pursuant to which HMMR will acquire a controlling interest in the outstanding common stock of Mobile Finance Group Ltd ("Wallet Factory").

Management has reviewed the subsequent events and there is no material impact on the current financial statements or the valuation of the business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

On November 14, 2022, we dismissed as our independent public accounting firm Boyle CPA (the "Dismissal"). The Dismissal is due to Boyle CPA's failure to provide any meaningful responses to our repeated communications since the September 9, 2022 Engagement Letter with Boyle CPA regarding the audit to be performed by Boyle CPA for the audit year end of July 31, 2022 (the "Audit"), leading us to the conclusion that Boyle CPA was not committed to working on the Audit. On November 14, 2022, our Board of Directors unanimously approved a resolution to dismiss Boyle CPA effective immediately as of November 14, 2022.

During the years ending July 31, 2019, 2020 and 2021, respectively and the subsequent interim periods through October 31, 2022 and to present there were no (1) disagreements with Boyle CPA on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, or (2) reportable events under Item 301(a)(1)(v) of Regulation S-K.

On November 14, 2022, , the Company unanimously passed a resolution to appoint Fruci and Associates II, PLLC as our new independent public accounting firm.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. As of July 31, 2022, we carried out an evaluation, under the supervision of our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2022, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2022that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Executive Officers and Directors of the Company

Name and Address of Beneficial Owner Directors and Officers:	Age	Class	Shares Held or Controlled	Percentage of Class [1]
Michael Cothill [2] Director 401 East 34th Street, Suite #N27J New York, NY 10016	65	Common	4,350,000	7.1%
Erik B. Levitt[3] CEO, President& Executive Director 401 East 34th Street, Suite #N27J New York, NY 10016	48	Common	2,384,310	3.9%
Michael Sevell [4] Director 401 East 34th Street, Suite #N27J New York, NY 10016	68	Common	9,857,359	16.0%
Mark Stogdill [5] Director 401 East 34th Street, Suite #N27J New York, NY 10016	42	Common	5,000,000	8.1%
Kristen Vasicek [6] Secretary & COO 401 East 34th Street, Suite #N27J New York, NY 10016	40	Common	261,719	>1.0%
All executive officers and directors as a group (5 people)		Common	20,544,856	35.5%

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

3. Erik Levitt's ownership is composed of 2,384,310 shares owned directly, as follows: (a) 91,800 shares issued (pursuant to an the September 11, 2018 Purchase Agreement for our purchase of Shelcomm, Inc.) ("Shelcomm"),in exchange for Erik Levitt's respective equity ownership in Shelcomm; and (b) 199,954 shares issued (pursuant to the September 12, 2018 Purchase Agreement for our purchase of Open Data Centers ("Open Data")in exchange for Erik Levitt's respective ownership of Open Data Centers, LLC.In addition, pursuant to vesting schedules, Erik Levitt will receive 1,534,325 shares through a single member LLC, Manhattan Carrier Company ("Manhattan), of which he is the sole member, as follows: (i) 665,808 shares issued to (pursuant to the September 11, 2018 Purchase Agreement providing for our 100% purchase ofEndstream Communications, LLC ("Endstream), which includedErik Levitt's respectiveownership of Endstream; (ii) 871,517 shares issued to (pursuant to the September 11, 2018 Purchase Agreement providing for our 100% purchase of lstPoint Communications, LLC) ("lstPoint"), including Erik Levitt's respective ownership of lstPoint. Amendment 2 to the Stock Purchase Agreement for Endstream and 1stPoint Communications altered the 539 Plan, and Mr. Levitt received 159,800 shares of Common Stock in exchange for Erik Levitt's respective ownership of Endstream Communications, LLC and 226,845 shares of Common Stock in exchange for Erik Levitt's respective ownership of 1stPoint Communications, LLC. In accordance with Amendment 2 of the Stock Purchase Agreements for Endstream and 1stPoint Communications altered the Plan and Mr. Levitt received an additional 141,817 shares of Stock.

4. Michael Sevell's ownership of 9,857,359shares is composed of: (a) 7,665,039 shares owned directly by Michael Sevell; and (b) 2,192,500 shares representing his indirect ownership through 2,192,500 shares owned by Forefront Investors, LLC., for which Michael Sevell has sole dispositive power.

5. Mark Stogdill's ownership is 5,000,000 shares represents his indirectly ownership of 5,000,000 shares owned by Arradis Enterprises, LLC, a Limited Liability Company under his control and for which he has sole dispositive power.

6. Kristen Vasicek received 261,791 shares associated with the 2018 Purchase Agreements of Endstream Communications, LLC, and 1stPoint Communications, LLC, as amended under Amendment 2 of the Stock Purchase Agreement, which altered the 539 Vesting Plan.

Term of Office

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders' Meeting, or until his death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

Significant Employees

Michael P. Cothill - Executive Chairman

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

SUMMARY COMPENSATION TABLE 1
Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
Michael P. Cothill	2022	70,000	NIL	70,000
Executive Director & Executive Chairman	2021	NIL	NIL	NIL
Erik B. Levitt	2022	NIL	NIL	NIL
Executive Director& Principal Financial Officer, CEO - 1stPoint Communications, LLC	2021	11,000	NIL	11,000
Kristen Vasicek [6]	2022	72,000	NIL	72,000
Secretary & COO	2021	72,000	NIL	72,000

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

None.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2022	2021
Audit fees	$17,000	$-
Audit related fees	-
Tax fees	-	-
All other fees	-	-
Total	$17,000	$-

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

3.1c	Articles of Merger Dated April 13, 2016	Filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
3.2	Bylaws	Filed with the SEC on March 2, 2012, as part of our Registration Statement on Form S-1.
31.1	Sec. 302 Certification of Principal Financial Officer	Filed herewith
32.1	Sec. 906 Certification of Principal Financial Officer	Filed herewith
101 INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMMER FIBER OPTICS HOLDINGS CORP

Date: February 8, 2023	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: February 8, 2023	/s/ Erik Levitt
Erik B. Levitt
Principal Financial Officer