Form 10-Q
period 2022-10-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2023-02-09
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

941-306-3019

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Each Exchange
Series B Common Stock	HMMR	OTC QB

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

Large Accelerated Filer	[ ]	Non-Accelerated Filer	[X]
Accelerated Filer	[ ]	Smaller Reporting Company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of October, 31, 2022, there were 62,078,537 shares of the registrant's $0.001 par value common stock issued and 60,325,202 shares outstanding.

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

3

Hammer Fiber Optics Holdings Corp.

Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2022	2022

ASSETS
Current Assets
Cash and cash equivalents	$275,353	$482,910
Accounts receivable	243,986	216,834
Security Deposits	11,082	11,082
Prepaid expenses	20,084	14,746
Total current assets	550,505	725,572

Property and equipment, net	311,539	278,345

Intangible and other assets	7,300,120	7,323,702

Assets from Discontinued Operations	1,243,960	1,243,960

Total assets	$9,406,124	$9,571,579

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,175,738	$1,130,465
Loans payable	1,182,350	1,544,935
Deferred Revenue	318,715	321,074
Total current liabilities	2,676,803	2,996,474

Liabilities from Discontinued Operations	546,304	546,304

Total Liabilities	$3,223,107	3,542,778

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized
62,078,537 and 60,325,202 shares issued; 60,853,341and 59,812,506 shares outstanding at October 31, 2022 and July 31, 2022, respectively	62,079	61,566
Additional paid-in capital	27,860,980	27,564,129
Accumulated deficit	(21,740,042)	(21,596,894)
Total Stockholder's Equity (Deficit)	6,183,017	6,028,801

Total Liabilities and Stockholders' Equity (Deficit)	$9,406,124	$9,571,579

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

(Unaudited)

	For the Quarter Ended
	October 31,
	2022	2021

Revenues	$799,699	$628,335

Cost of sales	592,329	441,933
Selling, general and administrative expenses	333,619	182,122
Depreciation expense	15,924	17,161
Total operating expenses	941,872	641,216

Operating loss	(142,173)	(12,881)

Other expenses
Interest expense	12,234	(11,234)
Other expenses	(13,208)	(27,207)
Total other expenses	(974)	(38,441)

Loss Before Discontinued Operations	(143,147)	(51,322)

Loss From Discontinued Operations	-	(17,207)

Net loss	$(143,147)	$(68,529)

Weighted average number of common shares outstanding - basic and diluted	61,713,953	60,853,341

Loss per share- basic and diluted
Continuing operations	$-	$-
Discontinued operations	-	-
Total	$-	$-

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2022	61,565,841	$61,566	1,753,335	$-	$27,564,129	$(21,596,894)	$6,028,801
Conversion shares issued	512,696	513	-	-	296,851	-	297,364

Net loss for the quarter	-	-	-	-	-	(143,147)	(143,147)

Balance, October 31, 2022	62,078,537	$62,079	1,753,335	$-	$27,860,980	$(21,740,042)	$6,183,017

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended
	October 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(143,147)	$(51,322)
Loss from discontinued operations	-	(17,207)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation expense	14,924	16,001
Changes in operating assets and liabilities:
Accounts receivable	(102,577)	(65,428)
Security deposits	-	-
Prepaid expenses	(5,422)	1,344
Accounts Payable	122,965	81,099
Deferred revenue	(2,359)	(5,240)
Net cash provided by (used in) operating activities- continuing operations	(115,616)	(40,753)
Net cash provided by (used in) operating activities- discontinued operations	-	23,330
Net cash provided by (used in) operating activities	(115,616)	(17,423)

INVESTING ACTIVITIES
Purchase of property and equipment	(49,186)	(14,413)
Purchase of subsidiary equity	-	-
Net cash provided by (used in) investing activities- continuing operations	(49,186)	(14,413)
Net cash provided by (used in) investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	(49,186)	(14,413)

FINANCING ACTIVITIES
Repayment of loans	(42,755)	(40,273)
Proceeds from loans	-	36,000
Net cash provided by (used in) financing activities- continuing operations	(42,755)	(4,273)
Net cash provided by (used in) financing activities- discontinued operations	-	-
Net cash provided by (used in) financing activities	(42,755)	(4,273)
Net increase (decrease) in cash	(207,557)	(36,109)
Cash, beginning of period	482,910	77,606
Cash, end of period	$275,353	$41,497

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$-	$11,234
Cash paid for taxes	$1,220	$-

The accompanying notes are an integral part of these consolidated financial statements. See Note 14 for non-cash activities.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

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

OCTOBER 31, 2022

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial statements for the three months ending October 31, 2022 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2022, as filed with the Securities and Exchange Commission ("the SEC") at www.sec.gov

Use of estimates

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

OCTOBER 31, 2022

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of July 31, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

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

Level 3 - Unobservable inputs reflecting management's assumptions about the inputs used in pricing the asset or liability. Financial assets and liabilities approximate fair value.

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and its subsidiaries, 1stPoint Communications, LLC and its subsidiaries, which includes Shelcomm, Inc, Endstream Communications, LLC, American Network Inc., Hammer Wireless – SL, Ltd and HammerPay [USA], Ltd.  The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. It’s subsidiary Hammer Fiber Optics Investments, Ltd. and its former subsidiary Open Data Centers, LLC are discontinued and are considered discontinued operations. Open Data Centers, LLC was dissolved on December 30, 2020.

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

OCTOBER 31, 2022

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

The following summarizes the assets and liabilities of the discontinue operations:

	October 31,	July 31,
	2022	2022
Assets

Property and equipment- net	1,243,960	1,243,960

Total Assets	$1,243,960	$1,243,960

Liabilities and Net Assets

Current Liabilities
Accounts payable	$546,304	$546,304
Total current liabilities	546,304	546,304

Net assets (liabilities)	$697,656	$697,656

There was no net income or loss during the period.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(Unaudited)

NOTE 6 - COMMITMENTS AND LEASES

The company has no long term leases or obligations.

NOTE 7 - PROPERTY AND EQUIPMENT

As of October 31, 2022 and July 31, 2022, property and equipment consisted of the following:

	October 31,	July 31,
	2022	2022	Life
Computer and Telecom equipment	$1,452,499	$1,403,381	5 years
Less: Accumulated depreciation	(1,140,960)	(1,125,036)
Total	$311,539	$278,345

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $7,300,120 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and goodwill. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset's fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

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

OCTOBER 31, 2022

(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

On January 15, 2022 the Company entered into a promissory note for the sum of $25,000 with a related party.These notes bear interest at a rate of 6%, payable quarterly and may be convertible into common stock at the Company's option, and on December 28, 2021, January 12, 2022 and January 21, 2022 1stPoint Communications, LLC entered into three notes in the amounts of $10,200, $7,600 and $4,000 with a related party under the same terms as the note on January 15, 2022.

As of October 31, 2022, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

NOTE 10 - INCOME TAXES

The Company's income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimate are required in the determination of the consolidated income tax expense. The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the three months ended October 31, 2022 and 2021, to the Company's effective tax rate is as follows:

	October 31,
	2022	2021
Income tax benefit provision at statutory rate	$(35,229)	$(14,391)
Change in valuation allowance	35,229	14,391
	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of October 31, 2022 and July 31, 2022 are as follows:

	October 31,	July 31,
	2022	2022
Net operating gain/loss	$(176,147)	$(893,672)
Valuation allowance	176,147	893,672
	$-	$-

The Company has approximately $19,893,00 of NOL carried forward to offset taxable income in future years. The tax laws enacted in 2017 also changed the treatment of NOL. Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL that can be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017, hence, $3,000,000 of the NOL will be subject to the 80% limitation and will be carried forward indefinitely while $15,773,000 of the NOL will be carried forward for 20 years and will begin to expire in 2036.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(Unaudited)

NOTE 10 - INCOME TAXES (CONTINUED)

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

As of October 31, 2022 and October 31, 2021, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense. No interest or penalties have been recorded during the quarters ended October 31, 2022 and October 31, 2021. As of October 31, 2022 and October 31, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

On January 4, 2019 the Company repurchased 13,000,000 shares of restricted Common Stock from substantial related-party shareholders. The shares of common stock were repurchased by the Company at $0.0001 per share. The repurchased shares were added to the Treasury stock of the Company and intend to be used for the purposes of effecting mergers, acquisitions, joint ventures, contractual relations and may be issued to investors under private placement agreements. 16,341,085 shares were issued from Treasury in conjunction with mergers and acquisitions, and operating activities. In connection with the Equity Purchase Agreement with Peak One, the Company issued 350,000 shares of treasury stock.

In the quarter ended April 2021 the Company issued 3,008,366 additional shares associated with acquisitions and to settle liability. In the quarter Ended July 2021, the Company issued 1,757,500 to a related party to settle outstanding liabilities of $5,272,500.

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

OCTOBER 31, 2022

(Unaudited)

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

NOTE 14 - CONVERSION OF NOTES PAYABLE – NON-CASH ACTIVITIES

On October 4, 2022 the Company received a Notice of Conversion from Talos Victory Fund, LLC (“Talos”). Talos converted their principal, interest and conversion fee into Common Stock at $0.58 per share. 512,696 shares were issued, and this is reflected on the Statement of Equity. Non-cash interest expenses had been accrued in prior periods.

NOTE 15 - SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended October 31, 2022 Compared to the Three Months Ended October 31, 2021

Revenues for the three months ended October 31, 2022 and October 31, 2021 were $799,699 and $628,335, respectively, an increase of 27.27%. The increase was primarily due to growth in the telecommunications business unit, particularly in the Company's Over-the-Top ("OTT") business segment.

During the three months ended October 31, 2022, the Company incurred total operating expenses of $941,873 compared with $641,216, an increase of 83.18%, for the comparable period ended October 31, 2021. The increase was primarily due to expenses related to the start-up of the Company's financial technology services business unit.

Operating loss increased to $142,173 during the three months ended October 31, 2022 as compared with a loss of $12,881, an increase of 1,003.74%. The increase was primarily due to expenses related to the start-up of the Company's financial technology services business unit.

The Company recorded depreciation and amortization expense of $15,429 and $17,161 during the three months ended October 31, 2022 and October 31, 2021 respectively. During the three months ended October 31, 2022 and October 31, 2021 interest and other expense was $974 and $38,441 respectively. The decrease was primarily due to the conversion a note payable.

During the three months ended October 31, 2022 the Company recorded a loss of $143,147 as compared to a loss of $68,529 for the three months ended October 31, 2021, an increase of 108.89%. The increase was primarily due to expenses related to the start-up of the Company’s financial technology services business unit.

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

Cash Flow from Operating Activities

During the three months ended October 31, 2022 the Company’s total cash decreased by $207,557, compared to a decrease in cash of $36,109 in the three months ended October 31, 2021. Cash flow from Operating Activities decreased by $115,616, compared to a decrease of $40,753 in the three months ended October 31, 2021. The increase was primarily due tofinancing expenses related to the start-up of the Company’s financial technology services business unit.

Cash Flow from Investing Activities

During the three months ended October 31, 2022, the Company's investing activities used $49,186, compared to $14,413 provided by investing activities during the three months ended October 31, 2021. The increase was primarily due to expenses related to the start-up of the Company's financial technology services business unit.

Cash Flow from Financing Activities

During the three months ended October 31, 2022, the Company’s financing activities used $42,755 in cash compared with an increase in cash of $4,273 during the three months ended October 31, 2021. The increase was primarily due to the interest and conversion of a note payable.

Going Concern

As of October 13, 2022, doubt existed as to the Company's ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Our management has concluded that, as of October 31, 2022, our internal control over financial reporting was not effective. This is due to an inherent staffing limitation and the Principal Financial Officer and the President are the same individual. That individual does not maintain day-to-day banking responsibilities to provide some limitation in such risks.

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

Changes in Internal Control over Financial Reporting

We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

(Unaudited)

ITEM 5. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: January 31, 2023	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer