Form 10-Q
period 2023-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2023-03-22
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of January, 31, 2023, there were 62,078,537 shares of the registrant's $0.001 par value common stock issued and 60,325,202 shares outstanding.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "HMMR," or Hammer Fiber Optics Holdings Corp. refer to the Company.

EXPLANATORY NOTE

This quarterly report on Form 10Q for our quarter ended January 31, 2023 is unaudited and has not yet been reviewed by our Auditors as recommended under AS 4105 as approved by the US Securities and Exchange Commission. The Company anticipates filing an amendment to this Form 10Q when the review is complete.

Hammer Fiber Optics Holdings Corp.

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$107,689	$482,910
Accounts receivable	258,034	216,834
Security Deposits	11,082	11,082
Prepaid expenses	14,388	14,746
Total current assets	391,193	725,572

Property and equipment, net	313,613	278,345

Intangible and other assets	7,298,443	7,323,702

Assets from Discontinued Operations	1,243,960	1,243,960

Total assets	$9,247,209	$9,571,579

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,130,869	$1,130,465
Loans payable	1,282,262	1,544,935
Deferred Revenue	322,761	321,074
Total current liabilities	2,735,892	2,996,474

Liabilities from Discontinued Operations	546,304	546,304

Total Liabilities	$3,282,196	3,542,778

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized
62,078,537 and 60,325,202 shares issued; 60,853,341 and 60,325,202 shares outstanding at January 31, 2023 and July 31, 2022, respectively	61,566	61,566
Additional paid-in capital	27,861,493	27,564,129
Accumulated deficit	(21,958,046)	(21,596,894)
Total Stockholder's Equity (Deficit)	5,965,013	6,028,801

Total Liabilities and Stockholders' Equity (Deficit)	$9,247,209	$9,571,579

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022
Revenues	$744,051	$591,901	$1,543,750	$1,220,236

Cost of sales	572,986	475,618	1,165,315	917,551
Selling, general and administrative expenses	367,482	239,547	701,101	421,669
Depreciation expense	14,884	17,940	30,808	35,101
Total operating expenses	955,352	733,105	1,897,224	1,374,321

Operating loss	(211,301)	(141,204)	(353,474)	(154,085)

Other income (expense)
Interest expense	(731)	21,817	11,503	33,051
Other expenses	(5,973)	(28,061)	(19,181)	(854)
Total other expenses	(6,704)	(6,244)	(7,678)	32,197

Loss Before Discontinued Operations	(218,005)	(134,960)	(361,152)	(186,282)

Income (Loss) From Discontinued Operations	-	7,207	-	(10,000)

Net income (loss)	$(218,005)	$(127,753)	$(361,152)	$(196,282)

Weighted average number of common shares outstanding - basic and diluted	62,078,537	60,503,341	62,078,537	60,503,341

Gain per share- basic and diluted
Continuing operations	$-	$-	$-	$-
Discontinued operations	-	-	-	-
Total	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statement of Stockholders' Equity (Deficit)

(Unaudited)

							Total
					Additional		Stockholders'
	Common Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, July 31, 2021	60,853,341	$60,853	3,843,085	$-	$22,859,434	$(20,438,696)	$2,481,591

Net loss for the quarter	-	-	-	-	-	(68,529)	(68,529)

Balance, October 31, 2021	60,853,341	60,853	3,843,085	-	22,859,434	(20,507,225)	2,413,062

Shares returned to treasury	-	-	3,000,000	-	-	-	-

Treasury shares issued for acquisition	-	-	(5,000,000)	-	4,250,500	-	4,250,500

Net loss for the quarter	-	-	-	-	-	(127,753)	(127,753)

Balance, January 31, 2022	60,853,341	$60,853	1,843,085	$-	$27,109,934	$(20,634,978)	$6,535,809

Balance, July 31, 2022	61,565,841	61,566	1,753,335	-	27,564,129	(21,596,894)	6,028,801

Conversion shares issued	512,696	-	-	-	297,364	-	297,364
Net loss for the quarter	-	-	-	-	-	(143,147)	(143,147)

Balance, October 31, 2022	62,078,537	61,566	1,753,335	-	27,861,493	(21,740,041)	6,183,018

Net loss for the quarter	-	-	-	-	-	(218,005)	(218,005)

Balance, January 31, 2023	62,078,537	$61,566	1,753,335	$-	$27,861,493	$(21,958,046)	$5,965,013

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	January 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(361,152)	$(196,282)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	14,884	35,101
Changes in operating assets and liabilities:
Accounts receivable	(41,200)	(73,711)
Security deposits	-	-
Prepaid expenses	358	(7,383)
Accounts payable	404	231,212
Deferred revenue	1,687	(12,684)
Net cash provided by (used in) operating activities- continuing operations	(385,019)	(23,747)
Net cash provided by (used in) operating activities- discontinued operations	-	-
Net cash provided by (used in) operating activities	(385,019)	(23,747)

INVESTING ACTIVITIES
Purchase of property and equipment	(50,152)	(23,745)
Purchase of subsidiary equity	-	-
Net cash provided by (used in) investing activities- continuing operations	(50,152)	(23,745)
Net cash provided by (used in) investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	(50,152)	(23,745)

FINANCING ACTIVITIES
Repayment of loans	(3,194)	(51,533)
Proceeds from loans	95,436	87,547
Net cash provided by (used in) financing activities- continuing operations	92,242	36,014
Net cash provided by (used in) financing activities- discontinued operations	-	-
Net cash provided by (used in) financing activities	92,242	36,014

Effect of Foreign Currency on Cash	(32,292)	-

Net increase (decrease) in cash	(375,221)	(11,478)
Cash, beginning of period	482,910	77,606
Cash, end of period	$107,689	$66,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$731	$21,817
Cash paid for taxes	$13	$-
Shares issued for debt conversion	$297,364	-

See accompanying notes to consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

On May 3, 2016, the FINRA approved the merger with the wholly-owned subsidiary, HMMR Fiber Optics Holdings Corp. ("HFO Holdings"). Accordingly, thereafter, the Company's name was changed and the shares of common stock began trading under new ticker symbol "HMMR" as of May 27, 2016. The merger was effective on July 19, 2016.

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

JANUARY 31, 2023

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial statements for the six months ending January 31, 2023 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2022, as filed with the Securities and Exchange Commission ("the SEC") at www.sec.gov

Use of estimates

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

JANUARY 31, 2023

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

JANUARY 31, 2023

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

Level 3 - Unobservable inputs reflecting management's assumptions about the inputs used in pricing the asset or liability. Financial assets and liabilities (including warrants) approximate fair value.

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and its subsidiaries, 1stPoint Communications, LLC and its subsidiaries, which includes Shelcomm, Inc, Endstream Communications, LLC, American Network Inc., Hammer Wireless - SL, Ltd and HammerPay [USA], Ltd. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. It's subsidiary Hammer Fiber Optics Investments, Ltd. and its former subsidiary Open Data Centers, LLC are discontinued and are considered discontinued operations. Open Data Centers, LLC was dissolved on December 30, 2020.

Basic and Diluted Earnings (Loss) Per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of January 31, 2023, and July 31, 2022, there were no common stock equivalents outstanding.

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)". This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. At present this does not impact our financial statements, but may in the future if there is conversion of certain notes. Management will continue to evaluate if this impacts our financial statements.

No other accounting pronouncements are applicable.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

The following summarizes the assets and liabilities of the discontinued operations:

	January 31,	July 31,
	2023	2022
Assets

Property and equipment- net	1,243,960	1,243,960

Total Assets	$1,243,960	$1,243,960

Liabilities and Net Assets

Current Liabilities
Accounts payable	$546,304	$546,304
Total current liabilities	546,304	546,304

Net assets (liabilities)	$697,656	$697,656

There was no net income or loss during the period.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(Unaudited)

NOTE 6 - COMMITMENTS AND LEASES

In discontinuing Open Data Centers, LLC and Hammer Fiber Optics Investments, Ltd. the company no longer has any material long term leases or obligations.

NOTE 7 - PROPERTY AND EQUIPMENT

As of January 31, 2023 and January 31, 2022, property and equipment consisted of the following:

	January 31,	January 31,
	2023	2022	Life
Computer, Telecom equipment & Software	$746,384	$558,449	5 years
Less: Accumulated depreciation	(532,771)	(417,887)
Total	$313,613	$140,562

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $7,298,443 of recognized indefinite lived intangible assets, which consist of customer and supplier contract assets from acquisitions, intellectual property and goodwill. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset's fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

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

During the nine months ended April 30, 2020, the Company entered into a Stock Purchase Agreement with a related party on May 5, 2020 and May 30, 2020 in the amounts of $14,000 and $12,000 respectively. During the current fiscal year ending on July 31, 2020, the Company entered into convertible notes with Erik Levitt, the CEO of the company on April 20th and May 5th 2020 in the amounts of $36,300, and $12,000 respectively. The $12,000 note was paid on May 12th, 2020. The Company entered into a convertible note with Andrea Levitt, spouse of the CEO, Erik Levitt, on August 22, 2019 in the amount of $12,000. $4,500 has been repaid. The Company entered into a convertible note with two related parties on August 24, 2019 in the amount of $12,000 and $6,000 respectively. Any interest may be accrued as either cash or stock at the option of the Company at the end of the term. During the current fiscal year ending July 31, 2020, the Company entered into Stock Purchase Agreements from a related party in the amount of $10,000 on August 15, 2020, $25,000 on March 17, 2020, and $40,000 on March 26, 2020. On April 6, 2020, the Company entered into a promissory note for the sum of $36,300 with a related party. The note bears interest at a rate of 6%, payable at the end of the term, and may be waived by the holder and converted into Common Stock at the Company's option. On September 1, 2020, the Company entered into a promissory note for the sum of $100,000 with a related party. The note bears interest at a rate of 6%, payable at the end of the term, and may be waived by the holder. On November 23, 2020, and on January 19, 2021 the Company entered into promissory notes for the sums of $10,000 and $75,000 with a related party. The note bears interest at a rate of 6%, payable at the end of the term, and may be waived by the holder, and may be convertible into Common Stock at the Company's option.

On February 26, 2021, March 9, 2021 and March 15, 2021 the Company entered into promissory notes for the sums of $25,000, $100,000 and $25,000 respectively, with a related party. These notes bear interest at a rate of 6% payable quarterly unless forgiven by the note holder and may be converted into common stock at the Company's option.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

On January 15, 2022 the Company entered into a promissory note for the sum of $25,000 with a related party. The notes bear interest at a rate of 6%, payable at the end of the term, may be waived by the holder, and may be converted into common stock at the Company's option, and on December 28, 2021, January 12, 2022 and January 21, 2022 1stPoint Communications, LLC entered into three notes in the amounts of $10,200, $7,600 and $4,000 with a related party under the same terms as the note on January 15, 2022.

On November 15, 2022 the Company entered into a promissory note for the sum of $26,500 with a related party. The note bears interest at a rate of 6%, payable at the end of the term, may be waived by the holder, and may be converted into common stock at the Company's option. On December 15, 2022 the Company entered into a promissory note for the sum of $43,000 with a related party. The note bears interest at a rate of 6%, payable at the end of the term, may be waived by the holder, and may be converted into common stock at the Company's option.

As of January 31, 2023, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

NOTE 10 - INCOME TAXES

The Company's income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimate are required in the determination of the consolidated income tax expense. The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the quarter ended January 31, 2023 and 2022, to the Company's effective tax rate is as follows:

	January 31,
	2023	2022
Income tax benefit provision at statutory rate	$(45,781)	$(26,828)
Change in valuation allowance	45,781	26,828
	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of January 31, 2023 and July 31, 2022 are as follows:

	January 31,	July 31,
	2023	2022
Net operating loss	$(218,005)	$(893,672)
Valuation allowance	218,005	893,672
	$-	$-

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

As of January 31, 2023 and January 31, 2022, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(Unaudited)

NOTE 10 - INCOME TAXES (CONTINUED)

No interest or penalties have been recorded during the quarters ended January 31, 2023 and January 31, 2022. As of January 31, 2023 and January 31, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

JANUARY 31, 2023

(Unaudited)

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

NOTE 14 - SUBSEQUENT EVENTS

On March 8, 2023 the Company and Mast Hill Fund, LLP agreed to amend the Promissory Note dated December 10, 2021. The principal of the note was increased by $62,000 and the Company agreed to issue 475,000 additional shares of Common Stock ("Extension Shares"), which shall be considered earned in full as of the effective date (March 10, 2023). The maturity date of the Note has been extended to February 11, 2024.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended July 31, 2022, filed with the SEC on February 8, 2023.

Results of Operations

Three Months Ended January 31, 2023 Compared to the Three Months Ended January 31, 2022

Net revenues for the three months ended January 31, 2023 and January 31, 2022 were $744,051 and $591,947 respectively, an increase of 25.71%. The increase was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units.

During the three months ended January 31, 2023, the Company incurred total operating expenses of $955,352 compared with $711,014, an increase of 30.32%, for the comparable period ended January 31, 2022. The increase is expenses is due to the expenses associated with the Company's diversification into the financial services markets and increased expenses associated with the expansion of the telecommunications business segment.

The Company recorded depreciation and amortization expense of $14,884 and $17,939 during the three months ended January 31, 2023 and January 31, 2022 respectively. During the three months ended January 31, 2023 and January 31, 2022 interest expense was $6,704 and $21,817 respectively.

During the three months ended January 31, 2023 the Company recorded a net loss of $218,005, compared to a loss of $134,960 in the same three month period ended January 31, 2022. The increase in loss is due to the Company's diversification into the financial technologies sector and the development of the Company's HammerPay technology.

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

Cash Flow from Operating Activities

During the six months ended January 31 2023 the Company's total cash decreased by $375,221, compared to a decrease in cash of $11,478 in the period ended January 31, 2022. Cash flow from Operating Activities decreased by $385,019, compared to a decrease of $23,747 in the period ended January 31, 2022. The decrease was primarily due to improvements in operations.

Cash Flow from Investing Activities

During the six months ended January 31, 2023, the Company's investing activities used $50,152, compared to $23,745 provided by investing activities during the six months ended January 31, 2022. The increase was primarily due to the expansion of the operations of the company's telecommunications business unit, and particularly the Company's investments in its HammerPay platform.

Cash Flow from Financing Activities

During the six months ended January 31, 2023, the Company used $92,242 in cash from financing activities compared with $36,014 used during the six months ended January 31, 2022.

Going Concern

As of January 31, 2023, doubt existed as to the Company's ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Our management has concluded that, as of January 31, 2023, our internal control over financial reporting was not effective. This is due to an inherent staffing limitation and the Principal Financial Officer and the President are the same individual. That individual does not maintain day-to-day banking responsibilities to provide some limitation in such risks.

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: March 21, 2023	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer

Date: March 21, 2023	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer