Form 10-Q
period 2023-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2023-06-21
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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
Yes [  ] No [X]

As of June, 14, 2023, there were 62,078,537 shares of the registrant's $0.001 par value common stock issued and 60,325,202 shares outstanding.

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

EXPLANATORY NOTE

This quarterly report on Form 10Q for our quarter ended April 30, 2023 is unaudited and has not yet been reviewed by our Auditors as recommended under AS 4105 as approved by the US Securities and Exchange Commission. The Company anticipates filing an amendment to this Form 10Q when the review is complete.

Hammer Fiber Optics Holdings Corp.

Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$113,207	$482,910
Accounts receivable	270,367	216,834
Security Deposits	11,082	11,082
Prepaid expenses	16,423	14,746
Total current assets	411,079	725,572

Property and equipment, net	302,108	278,345

Intangible and other assets	7,370,528	7,323,702

Assets from Discontinued Operations	1,243,960	1,243,960

Total assets	$9,327,675	$9,571,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,139,213	$1,130,465
Loans payable	1,424,688	1,544,935
Deferred Revenue	330,919	321,074
Total current liabilities	2,894,820	2,996,474

Liabilities from Discontinued Operations	546,304	546,304

Total Liabilities	3441,124	3,542,778

Stockholders' Equity
Common stock, $0.001 par value, 250,000,000 shares authorized 62,078,537 and 60,325,202 shares issued; 61,565,841 and 60,853,341 shares outstanding at April 30, 2023 and July 31, 2022, respectively	62,079	61,566
Additional paid-in capital	27,860,980	27,564,129
Accumulated deficit	(22,009,139)	(21,596,894)
Accumulated other comprehensive loss	(27,369)	-
Total Stockholder's Equity	5,886,551	6,028,801

Total Liabilities and Stockholders' Equity	$9,327,675	$9,571,579

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022

Revenues	$767,527	$819,131	$2,311,277	$2,039,367

Costs and expenses:
Cost of sales	583,813	687,407	1,749,128	1,604,958
Selling, general and administrative expenses	213,515	347,724	914,616	769,393
Depreciation expense	14,608	14,783	45,416	49,884
Total operating expenses	811,936	1,049,914	2,709,160	2,424,235

Operating income (loss)	(44,409)	(230,783)	(397,883)	(384,868)

Other income (expenses)
Interest expense	(231)	(25,224)	11,272	(58,275)
Financing charges	(6,285)	(554,273)	(6,285)	(554,273)
Other income (expenses)	(168)	(10,440)	(19,349)	(9,586)
Total other income (expenses)	(6,684)	(589,937)	(14,362)	(622,134)

Loss Before Discontinued Operations	(51,093)	(820,720)	(412,245)	(1,007,002)

Income (Loss) From Discontinued Operations	-	10,000	-	-

Net income (loss)	$(51,093)	$(810,720)	$(412,245)	$(1,007,002)

Other Comprehensive (loss)	(27,369)	-	(27,369)	-

Comprehensive Loss	$(78,462)	$(810,720)	$(439,614)	$(1,007,002)

Weighted average number of common shares outstanding - basic and diluted	62,078,537	61,495,671	61,545,118	61,061,154

Income (loss) per share- basic and diluted
Continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Discontinued operations	-	-	-	-
Total	$-	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to consolidated statements.

Hammer Fiber Optics Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

(Unaudited)

					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance, July 31, 2022	61,565,841	$61,566	1,753,335	$-	$27,564,129	$(21,596,894)	$-	$6,028,801

Conversion shares issued	512,696	513	-	-	296,851	-	-	297,364

Net loss for the quarter	-	-	-	-	-	(143,147)	-	(143,147)

Balance, October 31, 2022	62,078,537	62,079	1,753,335	-	27,860,980	(21,740,041)	-	6,183,018

Net loss for the quarter	-	-	-	-	-	(218,005)	-	(218,005)

Balance, January 31, 2023	62,078,537	62,079	1,753,335	-	27,860,980	(21,958,046)	-	5,965,013

Net loss for the quarter	-	-	-	-	-	(51,093)		(51,093)

Other comprehensive loss	-	-	-	-	-	-	(27,369)	(27,369)

Balance, April 30, 2023	62,078,537	$62,079	1,753,335	$-	$27,860,980	$(22,009,139)	$(27,369)	$5,886,551

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	April 30,
	2023	2022
OPERATING ACTIVITIES

Net income (loss)	$(412,245)	$(1,007,002)
(Income) Loss from discontinued operations	-	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	45,416	49,884
Commitment shares issued	-	454,908
Amortization of debt discount	-	33,288
Changes in operating assets and liabilities:
Accounts receivable	(53,533)	51,469
Security deposits	-	-
Prepaid expenses	(1,677)	(48)
Accounts payable	8,748	255,147
Deferred revenue	9,845	4,012
Net cash provided by (used in) operating activities- continuing operations	(404,446)	(158,342)
Net cash provided by (used in) operating activities- discontinued operations	-	1,417
Net cash provided by (used in) operating activities	(404,446)	(156,925)

INVESTING ACTIVITIES

Purchase of property and equipment	(69,179)	(170,923)
Net cash provided by (used in) investing activities- continuing operations	(68,179)	(170,923)
Net cash provided by (used in) investing activities- discontinued operations	--	-
Net cash provided by (used in) investing activities	(68,179)	(170,923)

FINANCING ACTIVITIES
Repayment of loans	(33,409)	(76,774)
Proceeds from loans	167,958	1,053,991
Net cash provided by (used in) financing activities- continuing operations	134,549	977,217
Net cash provided by (used in) financing activities- discontinued operations	-	-
Net cash provided by (used in) financing activities	134,549	977,217

Effect of foreign currency on cash	(31,627)	-

Net increase (decrease) in cash	(369,703)	649,369

Cash, beginning of period	482,910	77,606

Cash, end of period	$113,207	$726,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$35,859	$25,224

Cash paid for taxes	$1,401	$10,440
Shares issued for debt conversion	$297,364	-

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

APRIL 30, 2023

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial statements for the three and nine months ending April 30, 2023 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2022, as filed with the Securities and Exchange Commission ("the SEC") at www.sec.gov

Use of estimates

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

APRIL 30, 2023

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

APRIL 30, 2023

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

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and its subsidiaries, 1stPoint Communications, LLC and its subsidiaries (which includes Shelcomm, Inc), Endstream Communications, LLC, American Network Inc., Hammer Wireless [SL], Ltd, and HammerPay [USA], Ltd. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Its subsidiaries Open Data Centers, LLC and Hammer Fiber Optics Investments, Ltd. are discontinued and are considered discontinued operations. Open Data Centers, LLC was dissolved on December 30, 2020.

Basic and Diluted Earnings (Loss) Per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of April 30, 2023, and April 30, 2022 there were no common stock equivalents outstanding.

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

APRIL 30, 2023

(Unaudited)

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

The following summarizes the assets and liabilities of the discontinued operations:

	April 30,	July 31,
	2023	2022
Assets

Property and equipment- net	1,243,960	1,243,960

Total Assets	$1,243,960	$1,243,960

Liabilities and Net Assets

Current Liabilities
Accounts payable	$546,304	$546,304
Total current liabilities	546,304	546,304

Net assets (liabilities)	$697,656	$697,656

There was no net income or loss during the period.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

(Unaudited)

NOTE 6 - COMMITMENTS AND LEASES

In discontinuing Open Data Centers, LLC and Hammer Fiber Optics Investments, Ltd. the company no longer has any material long term leases or obligations.

NOTE 7 - PROPERTY AND EQUIPMENT

As of April 30, 2023 and July 31, 2022, property and equipment consisted of the following:

	April 30,	July 31,
	2023	2022	Life
Computer, Telecom equipment & Software	$849,784	$726,620	5 years
Less: Accumulated depreciation	(547,379)	(448,275)
Total	$302,108	$278,345

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $7,370,528 of recognized indefinite lived intangible assets, which consist of customer and supplier contract assets from acquisitions, intellectual property and goodwill. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset's fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

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

APRIL 30, 2023

(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

As of April 30, 2023, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet.

NOTE 10 - INCOME TAXES

The Company's income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimate are required in the determination of the consolidated income tax expense. The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the nine months ended April 30, 2023 and 2022, to the Company's effective tax rate is as follows:

	April 30,
	2023	2022
Income tax benefit provision at statutory rate	$78,624	$910,720
Change in valuation allowance	(78,624)	(910,720)
	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of April 30, 2023 and July 31, 2022 are as follows:

	April 30,	July 31,
	2023	2022
Net operating loss	$(78,624)	$(893,672)
Valuation allowance	78,624	893,672
	$-	$-

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

As of April 30, 2023 and April 30, 2022, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense. No interest or penalties have been recorded during the quarters ended April 30, 2023 and April 30, 2022. As of April 30, 2023 and April 30, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

(Unaudited)

NOTE 14 - NOTES PAYABLE

On March 8, 2023 the Company and Mast Hill Fund, LLP agreed to amend the Promissory Note dated December 10, 2021. The principal of the note was increased by $62,000 and the Company agreed to issue 475,000 additional shares of Common Stock ("Extension Shares"), which shall be considered earned in full as of the effective date (March 10, 2023). The maturity date of the Note has been extended to February 11, 2024. These shares have not yet been issued and are not reflected in the Statement of Equity.

NOTE 15 - SUBSEQUENT EVENTS

On May 1, 2023 and May 25, 2023 the Company entered into two promissory notes for the sum of $25,000 each with a related party. The note bears interest at a rate of 6%, payable at the end of the term, may be waived by the holder, and may be converted into common stock at the Company's option.

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

Results of Operations

Three Months Ended April 30, 2023 Compared to the Three Months Ended April 30, 2022

Revenues for the three months ended April 30, 2023 and April 30, 2022 were $767,527 and $819,131 , respectively, an decrease of 6.30%. The decrease was primarily due to changes in the revenue structure of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging business unit. These structural changes in pricing reduced top line revenue but simultaneously increased profitability, resulting in operational efficiencies.

During the three months ended April 30, 2022, the Company incurred total operating expenses of $811,936 compared with $1,049,914, a decrease of 22.67%, for the comparable period ended April 30, 2022. The decrease was primarily due to the reduction in current expenses of ongoing operations of the HammerPay subsidiary and efficiencies in the Telecommunications business unit.

Operating loss decreased to $51,093, during the three months ended April 30, 2023. The decrease in loss was primarily due to reduced current expenses associated with the ongoing operations of the HammerPay subsidiary.

During the three months ended April 30, 2023 and April 30, 2022 interest and other expense was $6,684 and $589,937 respectively. The decrease was due to the conversion of the Talos note payable in the prior period.

During the three months ended April 30, 2023 the Company recorded a loss of $78,462 as compared to a loss of $810,720 for the three months ended April 30, 2022. The decrease in loss was primarily due to the retirement of the Talos note in the prior period and a reduction in current expenses of the financial technologies business unit as well as increased efficiencies in the telecommunications business unit.

Nine Months Ended April 30, 2023 Compared to the nine Months Ended April 30, 2022

Revenues for the nine months ended April 30, 2023 and April 30, 2022 were $2,311,277 and $2,039,367, respectively, an increase of 13.33%. The increase was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units and contributions from its fixed wireless operations in Huntsville, AL.

During the nine months ended April 30, 2023, the Company incurred total operating expenses of $1,749,128 compared with $1,604,958, an increase of 8.98%, for the comparable period ended April 30, 2022. The increase in loss was primarily due to increases in expenses associated with the financial technologies business unit and expenses of ongoing operations of the HammerPay subsidiary.

Operating loss increased to $397,883 during the nine months ended April 30, 2023 as compared with a loss of $384,868 in the prior period, an increase of 3.43%. The increase in expense was primarily due to the reduction of current expenses of the financial technologies business unit.

During the nine months ended April 30, 2023 and April 30, 2022 interest and financing expense was $14,362 and $622,134 respectively. The reduction was due to the retirement of the Talos note in the April 30, 2022 period.

During the nine months ended April 30, 2022 the Company recorded a net loss of $412,245 as compared to a loss of $1,007,002 for the nine months ended April 30, 2022. The decrease was due to a reduction in the current expenses associated with the ongoing operations of the HammerPay subsidiary, the retirement of the Talos note in the prior period and improvements in efficiencies in the Company's telecommunications business unit.

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

Cash Flow from Operating Activities

During the nine months ended April 30, 2023 the Company’s total cash decreased by $369,703. Cash flow used in Operating Activities was $403,446, compared to $156,925 in the nine months ended April 30, 2022. The increase was due to the ongoing operations and deployment of the company’s HammerPay business.

Cash Flow from Investing Activities

During the nine months ended April 30, 2023, the Company's investing activities used $69,179, compared to $170,923 used in investing activities during the six months ended April 30, 2022. Cash used was primarily for the development of the HammerPay business.

Cash Flow from Financing Activities

During the nine months ended April 30, 2023, the Company netted $134,549 in cash from financing activities compared with $977,217 during the nine months ended April 30, 2022. The decrease was mainly due to the reduction in proceeds from notes payable.

Going Concern

As of April 30, 2023, doubt existed as to the Company's ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

APRIL 30, 2023

(Unaudited)

ITEM 5. EXHIBITS

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: June 21, 2023	/s/ Erik B. Levitt
Erik B. Levitt
Principal Executive Officer