Form 10-K
period 2023-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2024-02-16
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 31, 2023, was approximately $24,831,415 (based upon the $0.40 closing price for shares of the registrant's common stock as reported by the OTCQB on January 31, 2023, the last trading day of the registrant's most recently completed fourth fiscal quarter). The registrant does not have non-voting common stock outstanding. As of February 14, 2024, there were 62,680,947 shares outstanding.

EXPLANTORY NOTE

This Form 10K for our year ended July 31, 2023 and 2022 is audited as recommended under AS 4105 as approved by the US Securities and Exchange Commission. The changes to the July 31, 2022 report are as follows:

1. Financing expense associated with the two convertible notes have been accrued and amortized instead of expensed in accordance with ASC 470.

2. Warrants issued in conjunction with two convertible notes have been valued in accordance with ASC 820-10 as clarified by ASU 2022-03.

3. The Statement of Operations, Balance Sheet and Statement of Cash Flows has been adjusted to reflect the change in warrant financing expenses and expenses associated with the convertible notes. Adjustments to the fair value of the warrants has been reflected as other income.

4. Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been modified to reflect the change in warrant financing expenses and expenses associated with the convertible notes.

5. Certain intellectual property (platform software) for the HammerPay subsidiary has been reclassified as an intangible asset.

Table of Contents

to Annual Report on Form 10-K

For the Fiscal Year Ended July 31, 2023

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," "may," "should," "could," "will," "plan," "future," "continue, "and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

• risk that general economic and business conditions, both nationally and in our markets, may change substantially, or sufficiently to change or impact our business,

• risk that our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

• risk in our ability to implement our growth strategy,

• risk anticipated trends in our business,

• risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures,

• risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements,

• risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations

• risks related to tax assessments

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

On July 31, 2023 our board of directors approved the discontinuation of the operations of Hammer Wireless (SL) Limited, the company's data communications service in Sierra Leone. The operations were discontinued in March 2020 and all assets have been written down.

Current Operations

Hammer Fiber Optics Holdings Corp (OTCPK:HMMR) is a company focused on sustainable shareholder value investing in both financial services technology and wireless telecommunications infrastructure.

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

Employees

We currently have eighteen employees, fifteen of which are full time employees and three are part time.

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

The markets for our products and services are characterized by rapidly changing technologies, evolving industry or regulatory standards and new product introductions. Our success is dependent on the successful introduction of new products and services, or upgrades of current products and services, and our ability to compete with new technologies. The following factors related to our products, services and markets, if they do not continue as in the recent past, could have an adverse impact on our operations:

• our ability to source critical materials such as optical fiber and cable and hardware and equipment, at competitive prices;

• our ability to develop new products in response to government regulations and laws;

• our ability to secure and retain adequate spectrum to facilitate ongoing operations and deployment of our services beyond our present geographic footprint.

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

Our directors and named executive officers are also our principal stockholders and as such they exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control of our business. This control could have the effect of delaying or preventing a change in control or entrenching management or the Board of Directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

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

• any failure of our products to perform as expected; or

• any difficulty we may incur in meeting customers' expectations.

Fluctuations in the economy affect the telecommunications industry, including broadband and Internet, and may decrease demand for various products and services. Such a decrease may have an adverse effect on the demand in the fiber optic sector and negatively impact the growth of our customer base.

Foreign Currency

We transact business in various foreign currencies including the Euro. In general, the functional currency of a foreign operation is the local country's currency. Consequently, revenues and expenses of operations outside the United States are translated into US Dollars using the weighted-average exchange rates on the period end date and assets and liabilities of operations outside the United States are translated into US Dollars using the change rate on the balance sheet dates. The effects of foreign currency translation adjustments are included in the stockholders' equity as a component of the AOCL in the accompanying financial statements.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTCPK quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

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

Cross River Fiber has advanced its claim against Hammer Fiber Optics Investments, Ltd. Cross River Fiber has expanded its claim to include Hammer Fiber Optics Holdings Corp, 1stPoint Communications, LLC, Endstream Communications, LLC, Open Data Centers, LLC, Manhattan Carrier Company, LLC, Erik Levitt personally, Local Telecommunications Services – FL, LLC, Local Telecommunications Services – NY, LLC, American Network Inc and Hammer Wireless Corporation. There never was, nor has there ever been, a contract between any of these entities or Mr. Levitt personally and Cross River Fiber, nor is there any security under the agreement between Cross River Fiber and Hammer Fiber Optics Investments, Ltd. After discovery in the claim against Hammer Fiber Optics Holdings Corp and its subsidiaries, A trial occurred on February 5th and 6th of 2024 and a ruling was issued at the end of the trial in favor of Hammer Fiber Optics Holdings Corp and its subsidiaries. An award was given to Cross River against one of the related parties to the claim of $25,000. The judgement has not yet been entered.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON EQUITY

Market Price and Dividends

Our common stock is currently quoted on the OTCPK, under the symbol "HMMR." Our common stock has been quoted on the OTC Bulletin Board since approximately August 30, 2016. Prior to that, our shares of common stock were quoted on the OTC Bulletin Board under the symbol "TPHX". Because we are quoted on the OTCPK, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. The following table sets forth the high and low bid quotations for our common stock as reported on the OTCPK for the periods indicated.

	High	Low
Fiscal Year 2022
July 31, 2023	0.51	0.35
April 30, 2023	0.51	0.22
January 31, 2023	0.56	0.26
October 31, 2022	0.50	0.16

Fiscal Year 2021
July 31, 2022	0.70	0.43
April 30, 2022	0.69	0.39
January 31, 2022	1.40	0.41
October 31, 2021	1.41	0.43

Information for the periods referenced above has been furnished by the OTCPK. The quotations furnished by the OTCPK reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. As of July 31, 2023, there were 62,205,947 shares of the registrant's $.001 par value common stock issued and 60,452,612 outstanding. We have never declared or paid any cash dividends on our common stock nor do we intend to do so in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, any applicable contractual restrictions and such other factors as our board of directors deems relevant.

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

On September 14, 2021, Erik B. Levitt, President and Chief Executive Officer and Executive Director of the Board of Directors of the Company resigned from his position as Chief Executive Officer of the Company. Mr. Levitt retains his position as an Executive Director of the Board of Directors and Principal Financial Officer as well as the Managing Member and Chief Executive Officer of 1stPoint Communications, LLC and Endstream Communications, LLC. In combination with this change, Michael C. Cothill was appointed the Executive Chairman, effective immediately.

On October 19, 2021 our board of directors approved a name change from Hammer Fiber Optics Holdings Corp to Hammer Technology Holdings. The name change has not yet been made effective.

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

On July 31, 2023 our board of directors approved the discontinuation of the operations of Hammer Wireless (SL) Limited, the company's data communications service in Sierra Leone. The operations were discontinued in March 2020 and all assets have been written down.

Results of Operations

The Year Ended July 31, 2023 Compared to the Year Ended July 31, 2022

Net revenues from continuing operations for the year ended July 31, 2023 and 2022 were $3,256,611 and $2,602,115, respectively. The increase in gross revenues were primarily due to growth in the messaging revenue from the Company's Over-the-Top ("OTT") business practice.

During the year ended July 31, 2023, the Company incurred total operating expenses from continuing operations of $3,846,078 compared with $3,149,840 for the comparable period ended in 2022. The increase in operating costs was primarily due to expenses related to its increased revenues in its OTT business as well as expenses associated with new product development in the financial services segment on the HammerPay platform.

The Company recorded depreciation expense of $60,283 during the year ended July 31, 2023 compared to $65,487 in the comparable period in 2022, primarily due to efficiencies in the Company's telecommunications business unit.

During the year ended July 31, 2023, interest financing expense and expenses associated with warrants was $457,398 compared to $805,803 in the comparable period in 2022. The increase was due primarily to the interest and financing expense associated with the notes payable used to fund the development and growth of the HammerPay application and the financial technology business unit.

Liquidity and Capital Resources

We have financed our operations since inception primarily through notes payable from related parties, which have been disclosed herein under Related Party Transactions. As of July 31, 2023, the Company had cash and cash equivalents of $66,688.

Net cash from operating activities was $-636,706 and $-451,955 for the year ended July 31, 2023 and July 31, 2022, respectively. The increase was primarily due to the development activities related to the HammerPay application.

Net cash used in investing activities was $12,650 and $46,893 for the year ended July 31, 2023 and July 31, 2022, respectively. The decrease was primarily due efficiencies in the Company's telecommunications business unit.

Net cash provided by financing activities was $233,134 and $904,152 for the year ended July 31, 2023 and July 31, 2022, respectively. The decrease in cash provided by financing activities for the period ended July 31, 2023 when compared to the same period in 2022 was primarily due to reduced cash needs in the development of the HammerPay application.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors have included in their report on our audited financial statements for the fiscal years ended July 31, 2023 and 2022 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Going Concern

As at July 31, 2023, substantial doubt existed as to the Company's ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

July 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hammer Fiber Optics Holding Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hammer Fiber Optics Holding Corp (“the Company”) as of July 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has consistently sustained losses since inception. This factor, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for Convertible Notes Payable and Related Transactions — Refer to Notes 10, 12, and 16 to the financial statements.

Critical Audit Matter Description

The company has issued convertible notes during 2023 and 2022 with related incentives consisting of warrants and common stock. These financing transactions required auditor judgement regarding the appropriateness of the accounting and subjectivity in relation to valuation these financing transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for the notes payable, including management’s judgements and inputs related to the fair value of the incentives, included the following, among others:

  Substantive detail testing to evaluate the accuracy and completeness of the recorded convertible notes.

  Development of an independent fair value assessment and compared our estimates to management’s estimates.

  Evaluated management’s conclusions regarding the accounting treatment applied to the convertible notes and related transactions.

Fruci & Associates II, PLLC – PCAOB ID #05525
We have served as the Company’s auditor since 2022.

Spokane, Washington
February 14, 2024

5525

Hammer Fiber Optics Holdings Corp.

Consolidated Balance Sheets

	July 31,
	2023	2022
ASSETS		(as restated)
Current Assets
Cash and cash equivalents	$66,688	$482,910
Accounts receivable	238,820	216,834
Security Deposits	7,316	11,082
Prepaid expenses	18,675	14,746
Total current assets	331,499	725,572
Property and equipment, net	89,712	137,345
Intangible and other assets	7,406,827	7,464,702
Assets from Discontinued Operations	-	1,243,960

Total Assets	$7,828,038	$9,571,579

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,205,995	$1,342,287
Loans payable	1,443,294	1,314,693
Warrant Liabilities	195,750	213,750
Unissued Stock	105,925	-
Deferred Revenue	172,900	321,074
Current Liabilities from Discontinued Operations	545,994	546,304

Total Liabilities	3,669,858	3,738,108

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized 62,205,947 and 61,565,851 shares issued; 60,452,612 and 59,812,506 shares outstanding at July 31, 2023 and 2022, respectively	$62,206	$61,566
Additional paid-in capital	27,808,440	27,564,129
Accumulated deficit	(23,712,466)	(21,792,224)
Total Stockholder's Equity (Deficit)	4,158,180	5,833,471

Total Liabilities and Stockholders' Equity (Deficit)	$7,828,038	$9,571,579

See accompanying notes to consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Operations

	For the Year Ended
	July 31,
	2023	2022
		(as restated)
Revenues	$3,256,611	$2,602,115

Costs and expenses:
Cost of sales	2,426,456	2,022,190
Selling, general and administrative expenses	1,359,339	1,062,163
Depreciation expense	60,283	65,487
Total operating expenses	3,846,078	3,149,840

Operating loss	(589,467)	(547,725)

Other income (expense)
Other Income	262,259	-
Interest expense	(20,618)	(89,926)
Warrant financing expense	(145,725)	(125,025)
Financing expenses	(255,532)	(635,812)
Warrant adjustment to Fair Value	18,000	57,000
Other expenses	(175,559)	(12,040)
Total other expenses	(317,175)	(805,803)

Income (loss) Before Discontinued Operations	(906,642)	(1,353,528)

Income (loss) From Discontinued Operations	(1,013,600)	-

Net income (loss)	$(1,920,242)	$(1,353,528)

Weighted average number of common shares outstanding - basic and diluted	62,205,947	61,565,841

Loss per share- basic and diluted
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	(0.02)	-
Total	$(0.03)	$(0.02)

See accompanying notes to consolidated statements.

Hammer Fiber Optics Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, July 31, 2021	60,853,341	60,853	5,932,835	-	22,859,434	(20,438,696)	2,481,591

Shares issued from prior acquisition	-	-	(2,089,750)	-	-	-
Shares returned to treasury	-	-	3,000,000	-	-	-	-
Treasury shares issued for acquisition	-	-	(5,000,000)	-	4,250,500	-	4,250,500
Commitment shares issued for debt	712,500	713	-	-	454,195	-	454,908
Treasury shares issued	-	-	(89,750)	-	-	-	-
Net loss (as restated)	-	-	-	-	-	(1,353,528)	(1,353,528)

Balance, July 31, 2022 (as restated)	61,565,841	61,566	1,753,335	-	$27,564,129	$(21,792,224)	$5,833,471

Debt conversion shares issued	640,106	640	-	-	244,311	-	244,951
Net loss	-	-	-	-	-	(1,920,242)	(1,920,242)
Balance, July 31, 2023	62,205,947	62,206	1,753,335	-	$27,808,440	$(23,712,466)	$4,158,180

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Consolidated Statements of Cash Flows

	For the Years Ended
	July 31,
	2023	2022
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,920,242)	$(1,353,528)
Loss from discontinued operations	1,013,600	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	60,283	65,487
Warrant adjustment to Fair Value	(18,000)	(57,000)
Non-cash interest expense	227,872	454,908
Writedown of intangible assets	57,875	-
Changes in operating assets and liabilities:
Accounts receivable	(21,986)	68,172
Security deposits	3,766	-
Prepaid expenses	(3,929)	62
Accounts payable	(117,821)	434,151
Deferred revenue	(148,174)	21,874
Net cash provided by (used in) operating activities- continuing operations	(866,756)	(365,874)
Net cash provided by (used in) operating activities- discontinued operations	230,050	(86,081)
Net cash provided by (used in) operating activities	(636,706)	(451,955)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,650)	(46,893)
Net cash provided by (used in) investing activities- continuing operations	(12,650)	(46,893)
Net cash provided by (used in) investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	(12,650)	(46,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans	(168,284)	(61,300)
Proceeds from loans	401,418	965,452
Net cash provided by (used in) financing activities- continuing operations	233,134	904,152
Net cash provided by (used in) financing activities- discontinued operations	-	-
Net cash provided by (used in) financing activities	233,134	904,152
Net increase (decrease) in cash	(416,222)	405,304
Cash, beginning of period	482,910	77,606
Cash, end of period	$66,688	$482,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$20,618	$11,587
Cash paid for taxes	$1,415	$2,040
SUPPLEMENTAL SCHEDULES OF NONCASH FINANCING ACTIVITIES
Common stock shares issued upon conversion of debt	$244,311	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION BUSINESS

Hammer Fiber Optics Holdings Corp (OTCPK:HMMR) is a company focused on sustainable shareholder value investing in both financial services technology and wireless telecommunications infrastructure.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 2 - CORPORATE HISTORY AND BACKGROUND ON MERGER (CONTINUED)

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

On July 31, 2023 our board of directors approved the discontinuation of the operations of Hammer Wireless (SL) Limited, the company's data communications service in Sierra Leone. The operations were discontinued in March 2020 and all assets have been written down.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Amounts invoiced or collected in advance of product delivery or providing services are recorded as unearned revenue or customer deposits. The company accrues for sales returns, bad debts, and other allowances based on its historical experience. The Company’s revenues are derived from its subsidiaries, 1stPoint Communications, LLC, Endstream Communications, LLC and Shelcomm, Inc. 1stPoint’s and Shelcomm’s revenues are derived from retail web and voice hosting services as well as carrier hosting services. These are contracted agreements which are billed monthly, and revenues are recognized in the period in which the services are rendered. In some cases customers sign longer term agreements (up to two years) and prepay for those services. Revenues are recognized in the period the services are delivered. Endstream’s revenue is derived from post-paid and pre-paid wholesale voice services and billed on a usage basis. Revenues are recognized in the period in which the services are delivered.

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

JULY 31, 2023 and 2022

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

All financial assets and liabilities are approximate their fair value. Warrants are valued at Level 3.

Fair Value Measurements

		Fair Value Measurements at July 31, 2023 using:
	July 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$–	–	–	–
Warrant Liabilities	$195,750	–	–	195,750

		Fair Value Measurements at July 31, 2022 using:
	July 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$–	–	–	–
Warrant Liabilities	$213,750	–	–	213,750

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of July 31, 2023, and 2023:

	July 31, 2023	July 31, 2022
Balance, January 1	$213,750	$–
Additions	–	270,750
Change in fair value of derivative liabilities	(35,862)	(57,000)
Balance, December 31	$195,750	$213,750

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation, Hammer Fiber Optic Investments Ltd, 1stPoint Communications, LLC, Endstream Communications, LLC, Shelcomm, Inc., American Network, Inc. and HammerPay [USA], Inc. The company is also the beneficial owner of Hammer Wireless SL. The financial statements for Hammer Fiber Optics Holdings Corp. and its subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Hammer Fiber Optics Investments, Ltd and Open Data Centers, LLC and Hammer Wireless (SL) Ltd have been discontinued and are reported on a summarized basis in consolidation. Open Data Centers was dissolved on December 30, 2020.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company has one operating segment.

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company and the fact that the Company has a net loss for the periods presented. As of July 31, 2023 and 2022, there were no common stock equivalents outstanding.

As of July 31, 2023 the Company had 600,000 shares of potentially dilutive warrants.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The Company adopted this ASU on a prospective basis as of August 1, 2022, and the adoption of this guidance had no material impact on the consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The Company adopted this ASU on a prospective basis as of August 1, 2023.  The Company is currently evaluating any impact the adoption of this ASU might have on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the financial statements to conform to the consolidated 2023 financial statement presentation.

Accounts Receivable

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company's portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company's customers. The allowance for doubtful accounts was approximately $11,000 and $0 as of July 31, 2023 and 2022.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the Company's filing of its Annual Report on Form 10-K for the year ended July 31, 2022, with the Securities and Exchange Commission on February 8, 2023, the Company performed an evaluation of its accounting in connection with warrants issued in conjunction with the February 11, 2022 Mast Hill Fund, L.P. and February 17, 2022 Talos Victory Fund, L.P. convertible notes. Management determined that the Original Form 10-K does not give effect to $196,043 in expense and the issuance of warrant (the "Warrants") to purchase shares at a price between $1.50 and $3.00 per share of the common stock outstanding. Accordingly, the Company restates its consolidated financial statements in this Form 10-K as outlined further below. Upon review of the Company's previously filed 10-K, the following errors were discovered and recorded:

1. Certain intellectual property (platform software) for the HammerPay subsidiary has been reclassified as an intangible asset.

2. Financing expense associated with the two convertible notes have been accrued and amortized instead of expensed in accordance with ASC 470-20-25.

3. Warrants issued in conjunction with two convertible notes have been valued in accordance with ASC 820-10 as clarified by ASU 2022-03.

4. The Balance Sheet, Statement of Operations and Statement of Cash Flows has been adjusted to reflect the change in warrant financing expenses and expenses associated with the convertible notes. Adjustments to the fair value of the warrants has been reflected as other income.

5. Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been modified to reflect the change in warrant financing expenses and expenses associated with the convertible notes.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated balance sheets for the year ended July 31, 2022:

	July 31,			July 31,
	2022	Adjustments		2022
	(As Filed)			(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$482,910	-		$482,910
Accounts receivable	216,834	-		216,834
Security Deposits	11,082	-		11,082
Prepaid expenses	14,746	-		14,746
Total current assets	725,572			725,572
Property and equipment, net	278,345	141,000	(1)	137,345

Intangible and other assets	7,323,702	(141,000)	(1)	7,464,702
Assets from Discontinued Operations	1,243,960	-		1,243,960
Total assets	$9,571,579			$9,571,579
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,130,465	211,822	(2)	$1,342,287
Loans payable	1,544,935	(230,242)	(2)	1,314,693
Warrant Liabilities	-	213,750	(2)	213,750
Deferred Revenue	321,074	-		321,074
Liabilities from Discontinued Operations	546,304	-		546,304
Total Liabilities	3,542,778			3,738,108
Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized 62,205,947 and 61,565,851 shares issued; 60,452,612 and 59,812,506 shares outstanding at July 31, 2023 and 2022, respectively	$61,566	-		$61,566
Additional paid-in capital	27,564,129	-		27,564,129
Accumulated deficit	(21,596,894)	(195,330)	(2)	(21,792,224)
Total Stockholder's Equity (Deficit)	6,028,801			5,833,471
Total Liabilities and Stockholders' Equity (Deficit)	$9,571,579			$9,571,579

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated statements of operations for the year ended July 31, 2022:

	July 31,			July 31,
	2022	Adjustments		2022
	(As Filed)			(As Restated)
Revenues	$2,602,115	$-		$2,602,115
Costs and expenses:
Cost of sales	2,022,190	-		2,022,190
Selling, general and administrative expenses	1,062,163	-		1,062,163
Depreciation expense	65,487	-		65,487
Total operating expenses	3,149,840	-		3,149,840
Operating loss	(547,725)	-		(547,725)
Other income (expense)
Other Income	-	-		-
Interest expense	(11,587)	(78,339)	(2)	(89,926)
Warrant financing expense	-	(125,025)	(2)	(125,025)
Financing expenses	(586,133)	(49,679)	(2)	(635,812)
Warrant adjustment to fair value	-	57,000	(2)	57,000
Other expenses	(12,040)	-		(12,040)
Total other expenses	(609,760)			(805,803)
Income (loss) Before Discontinued Operations	(1,157,485)			(1,353,528)
Income (loss) From Discontinued Operations	-	-		-
Net income (loss)	$(1,157,485)			$(1,353,528)
Weighted average number of common shares outstanding - basic and diluted	61,382,496			61,565,841
Loss per share- basic and diluted
Continuing operations	$(0.02)			$(0.02)
Discontinued operations	-			-
Total	$(0.02)			$(0.02)

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated statements of cash flows for the year ended July 31, 2022:

	July 31,			July 31,
	2022	Adjustments		2022
	(As Filed)			(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,157,485)	$(196,043)		$(1,353,528)
Loss from discontinued operations	-	-		-
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on loan forgiveness	-	-		-
Depreciation expense	64,327	1,160	(1)	65,487
Warrant adjustment to Fair Value	-	(57,000)	(2)	(57,000)
Non-cash expense	-	454,908	(2)	454,908
Changes in operating assets and liabilities:
Accounts receivable	(46,860)	115,032	(2)	68,172
Security deposits	-	-		-
Prepaid expenses	62	-		62
Accounts payable	348,680	85,471	(2)	434,151
Deferred revenue	21,879	(5)	(2)	21,874
Net cash provided by (used in) operating activities- continuing operations	(769,397)			(365,874)
Net cash provided by (used in) operating activities- discontinued operations	(50,212)			(86,081)
Net cash provided by (used in) operating activities	(819,609)			(451,955)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(205,060)	158,167	(2)	(46,893)
Purchase of licenses	-	-		-
Acquisition of customer contracts	-	-		-
Net cash provided by (used in) investing activities- continuing operations	(205,060)			(46,893)
Net cash provided by (used in) investing activities- discontinued operations	-	-		-
Net cash provided by (used in) investing activities	(205,060)			(46,893)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans	(100,966)	39,666	(2)	(61,300)
Proceeds from loans	1,530,939	(565,487)	(2)	965,452
Net cash provided by (used in) financing activities- continuing operations	1,429,973			904,152
Net cash provided by (used in) financing activities- discontinued operations	-			-
Net cash provided by (used in) financing activities	1,429,973			904,152
Net increase (decrease) in cash	405,304			405,304
Cash, beginning of period	77,606			77,606
Cash, end of period	$482,910			$482,910
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$11,587			$11,587
Cash paid for taxes	$2,040			$2,040

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The specific explanations for the items noted above in the restated financial statements are as follows:

(1) After reexamination of transactions that occurred in 2022, the Company has reclassified certain intellectual property (platform software) owned by subsidiary HammerPay from property, plant and equipment to intangible assets on its financial statements for the year ended July 31, 2022.

(2) During February 2022, the Company entered into two convertible notes that included warrants exercisable for five years. Management determined that the original consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows amounts did not give effect to the issuance of warrants to purchase shares at a price between $1.50 and $3.00 per share of the common stock outstanding. The Company recorded an additional expense of $196,043 in relation to the Warrant.

• Financing expense associated with these convertible notes have been accrued and amortized instead of expensed in accordance with ASC 470-20-25.

• The warrants issued in conjunction with the aforementioned February 2022 convertible notes have been valued in accordance with ASC 820-10 as clarified by ASU 2022-03.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 6 - DISCONTINUED OPERATIONS

Hammer Fiber Optics Investment Ltd ceased operations on October 31, 2018 when Verizon Communications, LLC terminated the spectrum lease agreement. The operations of Hammer Fiber Optics Investments, Ltd were classified as a discontinued operation. Open Data Centers, LLC ceased operating in its Piscataway, NJ location in May 2020. Hammer Wireless (SL) Ltd ceased operating in Sierra Leone in March 2020. Reporting of the discontinued operations is in accordance with Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The following summarizes the assets and liabilities of the discontinue operations:

	July 31, 2023	July 31, 2022
Assets
Current Assets
Cash	$-	$-
Accounts receivable	-	-
Other current assets	-	-
Total current assets	-	-
Other Assets
Property and equipment- net	-	1,243,960
Intangible assets	-	-
Total other assets	-	1,243,960
Total Assets	$-	$1,243,960
Liabilities and Net Assets
Current Liabilities
Accounts payable	$545,994	$546,304
Notes payable- related parties	-	-
Current portion of long-term notes payable - related parties	-	-
Accrued interest	-	-
Rent Concessions	-	-
Total current liabilities	545,994	546,304
Net assets (liabilities)	$(545,994)	$697,656

The following summarizes the operations of the discontinued operations:

	July 31, 2023	July 31, 2022
Revenue	$-	$-

Operating expenses
Operations and maintenance	-	-
General and administrative	-	-
Depreciation and amortization	-	-
Impairment expense	(1,013,600)	-

Loss from operations	(1,013,600)	-

Other income (expense)	-	-
Interest expense	-	-
Interest income	-	-
Total other income (expense)	-	-

Net Income	$(1,013,600)	$-

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 7 - PROPERTY AND EQUIPMENT

As of July 31, 2023, property and equipment from ongoing operations included:

	Amount	Life

Computer and Telecom equipment	$1,275,031	5 years
Less: Accumulated depreciation	(1,185,319)
Total	$89,712

Depreciation expense was $60,283 and $65,487 for the years ended July 31, 2023 and 2022, respectively.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

During the current fiscal year ending on July 31, 2020, the Company entered into convertible notes with a the Chief Executive Officer and a relation of the Chief Executive Officer on April 20th and May 5th 2020 in the amounts of $36,300, and $12,000 respectively. The $12,000 note was paid on May 12th, 2020. The Company entered into a convertible note with a related party on August 22, 2019 in the amount of $12,000. $4,500 has been repaid. The Company entered into a convertible note with two related parties (who were former partners in 1stPoint Communications, LLC) on August 24, 2019 in the amount of $12,000 and $6,000 respectively. Any interest may be accrued as either cash or stock at the option of the Company. During the current fiscal year ending July 31, 2020, the Company entered into Stock Purchase Agreements from a related party in the amount of $10,000 on August 15, 2020, $25,000 on March 17, 2020, and $40,000 on March 26, 2020. On September 1, 2020, the Company entered into a promissory note for the sum of $100,000 with a non-executive director. The note bears interest at a rate of 6%, payable at the end of the term, but has bee n waived by the lending party. On November 23, 2020, and on January 19, 2021 the Company entered into promissory notes for the sums of $10,000 and $75,000 with a non executive director. These notes bear interest at a rate of 6%, payable at the end of the term and may be convertible into common stock at the Company's option. Interest has been waived by the lender.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

On February 26, 2021, March 9, 2021 and March 15, 2021 the Company entered into promissory notes for the sums of $25,000, $100,000 and $25,000 respectively, with a non-executive director. These notes are bear interest at a rate of 6% payable at the end of the term unless forgiven by the note holder and may be converted into common stock at the Company's option. The interest has been waived by the lender.

On January 15, 2022 the Company entered into a promissory note for the sum of $25,000 with a non-executive director. These notes bear interest at a rate of 6%, annually, to be expensed at the end of the note upon conversion by the holder, may be waived or otherwise forgiven by the note holder and may be convertible into common stock at the Company's option, and on December 28, 2021, January 12, 2022 and January 21, 2022 1stPoint Communications, LLC entered into three notes in the amounts of $10,200, $7,600 and $4,000 with a a relation of the Chief Executive Officer of 1stPoint Communications, under the same terms as the note on January 15, 2022. Interest has been waived by the lender on all notes.

On February 28, 2022 and March 7, 2022 the Company entered into a promissory note totaling $25,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company's common stock at the Company's option. On June 22, 2022 and July 28, 2022 the Company entered into a promissory note totally $27,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company's common stock at the Company's option. On November 14, 2022 the Company entered into a promissory note totally $26,500 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company's common stock at the Company's option. On March 29, 2023 the Company entered into a promissory note totally $9,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company's common stock at the Company's option. On May 5, 2023 the Company entered into a promissory note totally $25,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company's common stock at the Company's option. On May 23, 2023 the Company entered into a promissory note totally $25,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company's common stock at the Company's option. On June 7, 2023 the Company entered into a promissory note totally $25,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company's common stock at the Company's option. On June 13, 2023 the Company entered into a promissory note totally $16,500 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company's common stock at the Company's option. On July 6, 2023 the Company entered into a promissory note totally $25,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company's common stock at the Company's option.

As of July 31, 2023, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet and all interest has been forgiven by the holders of all promissory notes from all related parties.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 10 - CONVERTIBLE DEBT

As of 31 July 2023, The company has convertible notes with related parties in the amounts of $24,253, $161,300, $12,000, $6,000, $7500, $36,600 and $472,500 that convert into Common Stock at the Company's option and bear interest at a rate of 6% annually, to be expensed at the time of conversion. All interest on these notes have been forgiven by the parties.

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

On February 17, 2022, the Company entered into a Securities Purchase Agreement (the "Talos SPA") by and between the Company and Talos Victory Fund, LLC ("Talos"). Pursuant to the terms of the Talos SPA, the Company agreed to sell to Talos, and Talos agreed to purchase from the Company, a promissory note in the aggregate principal amount of $275,000 (the "Talos Note"), convertible into shares of the Company's common stock upon the terms and subject to the limitations and conditions set forth in the Talos Note. The Talos Note has an original issue discount of $27,500, resulting in gross proceeds to the Company of $247,500. Talos has piggyback registration rights pursuant to the terms of the Talos SPA. Pursuant to the terms of the Talos SPA, the Company also agreed to issue (i) a common stock purchase warrant to purchase 75,000 shares of Company common stock at an exercise price of $3.00, subject to adjustment as set forth therein (the "Talos First Warrant"), (ii) a common stock purchase warrant to purchase 75,000 shares of Company common stock at an exercise price of $1.50, subject to adjustment as set forth therein (the "Talos Second Warrant" and together with the Talos First Warrant, the "Talos Warrants"), and (iii) 237,500 shares of Company common stock to Talos as additional consideration for the purchase of the Talos Note. Talos converted the note into 512,696 shares of HMMR common stock on October 4, 2022.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

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

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the fiscal year ended July 31, 2023 and 2022, to the Company's effective tax rate is as follows:

	July 31,
	2023	2022
Income tax benefit provision at statutory rate	$(1,920,242)	$187,671
Change in valuation allowance	1,920,242	(187,671)
	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of July 31, 2023 and 2022 are as follows:

	July 31,
	2023	2022
Net operating gain/loss	$(1,920,242)	$(893,672)
Valuation allowance	1,920,242	893,672
	$-	$-

The Tax Cuts and Jobs Act of 2017 (the Act) reduced the statutory corporate federal income tax rate from 35% to 21% beginning in 2018. The blended tax rate for 2018 considered the tax laws enacted in 2017. The tax effect of temporary differences from net operating losses ("NOL") has been reduced to reflect the newly enacted rates.

The Company has approximately $22,912,000 of NOL carried forward to offset taxable income in future years. The tax laws enacted in 2017 also changed the treatment of NOL. Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL that can be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning 2019. December 31, 2017, hence, $3,000,000 of the NOL will be subject to the 80% limitation and will be carried forward indefinitely while $19,297,000 of the NOL will be carried forward for 20 years and will begin to expire in 2036.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 11 - INCOME TAXES (CONTINUED)

As of July 31, 2023 and 2022, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a tax expense. No interest or penalties have been recorded during the years ended July 31, 2023 and 2022. As of July 31, 2023 and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock

On October 4, 2022, Talos converted the promissory convertible note into 512,696 shares of the Company’s common stock (see Note 10).

Treasury Stock

The balance of Company Treasury Stock was unchanged during the period.

Unissued Stock

On March 6,2023, Mast Hill amended the terms of its promissory note. The terms included the issuance of 475,000 shares of the Company’s common stock. The stock had not been issued until after July 31, 2023. The fair value of the stock at $105,925 has been recognized as a liability on the consolidated balance sheet as of July 31, 2023.

NOTE 13 - COMMITMENTS AND LEASES

Hammer does not currently have any material long term lease obligations. All leases are currently month-to-month and have no obligations pursuant to ASC 842. There are two month-to-month tenancy agreements for office space which are less than $2,000 per month.

NOTE 14 - FOREIGN CURRENCY

We transact business in various foreign currencies including the Euro. In general, the functional currency of a foreign operation is the local country's currency. Consequently, revenues and expenses of operations outside the United States are translated into USD Dollars using the weighted-average exchange rates on the period end date and assets and liabilities of operations outside the United States are translated into US Dollars using the change rate on the balance sheet dates. The effects of foreign currency translation adjustments are not material to the Company's accompanying financial statements.

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

Calvi Electric v. Hammer Fiber Optics Inv, Ltd.	$9210
Horizon Blue Cross v. Hammer Fiber Optics Inv, Ltd.	$17,309
Cross River Fiber v. Hammer Fiber Optics Inv, Ltd.	$273,220

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 15 - CLAIMS (CONTINUED)
Cross River Fiber has advanced its claim against Hammer Fiber Optics Investments, Ltd. Cross River Fiber has expanded its claim to include Hammer Fiber Optics Holdings Corp, 1stPoint Communications, LLC, Endstream Communications, LLC, Open Data Centers, LLC, Manhattan Carrier Company, LLC, Erik Levitt personally, Local Telecommunications Services – FL, LLC, Local Telecommunications Services – NY, LLC, American Network Inc and Hammer Wireless Corporation. There never was, nor has there ever been, a contract between any of these entities or Mr. Levitt personally and Cross River Fiber, nor is there any security under the agreement between Cross River Fiber and Hammer Fiber Optics Investments, Ltd. After discovery in the claim against Hammer Fiber Optics Holdings Corp and its subsidiaries. A trial occurred on February 5th and 6th of 2024 and a ruling was issued at the end of the trial in favor of Hammer Fiber Optics Holdings Corp and its subsidiaries. An award was given to Cross River against one of the related parties to the claim of $25,000. The judgement has not yet been entered.

NOTE 16 - WARRANTS

On February 11, 2022, the Company issued a purchase warrant to Mast Hill Fund, L.P. for 150,000 shares of the Company's common stock in conjunction with convertible debt. The warrants are exercisable for 5 years at $1.50 per share. The warrants were evaluated for purposes of classification between liability and equity. Because the warrants were issued in conjunction with a debenture the warrants have been considered debt pursuant to ASC 820 Topic 10. On February 11, 2022, the Company issued a purchase warrant for to Mast Hill Fund, L.P. for 150,000 shares of the Company's common stock in conjunction with convertible debt. The warrants are exercisable for 5 years at $3.00 per share. The Company determined the Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the warrant agreement, which includes a change in control.

On February 17, 2022, the Company issued a purchase warrant to Talos Victory Fund, LLC for 75,000 shares of the Company's common stock in conjunction with convertible debt. The warrants are exercisable for 5 years at $1.50 per share. The warrants were evaluated for purposes of classification between liability and equity. Because the warrants were issued in conjunction with a debenture the warrants have been considered debt pursuant to ASC 820 Topic 10.

On February 17, 2022, the Company issued a purchase warrant to Talos Victory Fund, LLC for 75,000 shares of the Company's common stock in conjunction with convertible debt. The warrants are exercisable for 5 years at $3.00 per share. The warrants were evaluated for purposes of classification between liability and equity. Because the warrants were issued in conjunction with a debenture the warrants have been considered debt pursuant to ASC 820 Topic 10.

The Black Scholes model was used to determine the fair price of the warrants, including the use of the share price, exercise price, term, volatility, risk free interest rate and the dividend rate. The warrants were priced in each quarter and the carrying cost of the warrant adjusted in accordance with the model.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 and 2022

NOTE 17 - OTHER INCOME (EXPENSE) AND DISCONTINUED AND CONTINUING OPERATIONS

Discontinued Operations

The remaining assets of the operations of Hammer Fiber Optics Investments, Ltd in Atlantic County, NJ have been written down and considered a loss from discontinued operations. The loss from discontinued operations was $1,013,600. This is a one-time write-down and will not recur.

The remaining assets of the operations of Hammer Wireless [SL] Ltd in Sierra Leone have been written down and considered a loss from discontinued operations. The loss from discontinued operations was $40,506.80. This is a one-time write-down and will not recur.

Other Income

Manage evaluated the deferred revenue of the 1stPoint Communications, LLC business unit and determined that certain revenues had not been reflected in prior periods due to changes in the underlying systems relating to its web hosting business. As a result management adjusted the deferred revenue from prior periods as Other Income. Adjustments to the current period were considered revenues in the period. The Other Income from prior periods was $135,037.12. Management evaluated revenue from Endstream Communications and recognized a customer prepayment of $5.38.These are not expected to recur.

On October 4, 2022 Talos Fund exercised its right to convert the principal and accrued interest from its promissory note in the amount of $297,364 at $0.58 per share of the Company’s common stock. The conversion price was above the market price at closing of $0.355 per share. Therefore the Company recognized a gain of $115,357 on conversion.

On March 23, 2023 Mast Hill exercised its rights to convert interest expense and transactions fees in the amount of $73,897.80 at $0.58 per share of the Company’s common stock. The conversion price was above the market price at closing of $0.489 per share. Therefore the Company recognized a gain of $11,467.31 on conversion.

Financing Expenses

The company recognized financing expenses associated with notes payable to Synergy Finance of $18,803.59 and $27,598.86 to Forward Financing.

The company recognized $209,129.91 in financing expenses associated with the Mast Hill note and Talos convertible notes.

Other Expenses

The company recognized a loss of $170,368 on currency exchange in association with the discontinuation of the Hammer Wireless SL business unit. 1stPoint and Endstream recognized a loss of $3,771 and $5.52 respectively.

NOTE 18 - LOANS AND FINANCING AGREEMENTS

On March 20, 2023, 1stPoint Communications entered into a financing agreement with Greenbox Capital, also known as Synergy Finance in the amount of $58,000 and $2,320 in transaction fees. On July 31, 2023 the principal remaining was $17,234.25

On February 26, 2021 Endstream Communications entered into a financing agreement with Forward Financing in the amount of $40,000. The amount was refinanced on March 25, 2022 and again on November 16 2022 in the amount of $141,750. On July 31, 2023 the principal remaining was $40,234.21.

NOTE 19 - SUBSEQUENT EVENTS

Since July 31, 2023 the Company has entered into several promissory notes with a non-executive director. These notes total $406,035. The interest on these note has been forgiven by the note holder and may be converted into the Company's common stock at the Company's option. The dates of the notes were August 8, 2023, August 11, 2023, August 31, 2023, September 22, 2023, October 17, 2023, October 24, 2023, November 3, 2023, November 6, 2023, December 1, 2023, December 4, 2023, December 13, 2023 and December 28 2023 and January 29, 2024. The notes on August 8, August 31, September 22, October 17, October 24, November 3, November 6, December 1 and December 28 2023 have a principal of $25,000. The November 6, 2023 note has a principal of $100,000. The note on December 13, 2023 has a principal of $20,000 and the note on December 4, 2023 has a principal of $17,500. The note on January 29, 2024 has a principal amount of $50,000.

On August 23, 2023 the Company issued 475,000 shares to Mast Hill Fund pursuant to the amendment of the terms of its promissory note. The fair value of these shares is reflected as a liability (unissued stock).

Management has reviewed the subsequent events and there is no material impact on the current financial statements or the valuation of the business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

On November 14, 2022, we dismissed as our independent public accounting firm Boyle CPA (the "Dismissal"). The Dismissal is due to Boyle CPA's failure to provide any meaningful responses to our repeated communications since the September 9, 2022 Engagement Letter with Boyle CPA regarding the audit to be performed by Boyle CPA for the audit year end of July 31, 2022 (the "Audit"), leading us to the conclusion that Boyle CPA was not committed to working on the Audit. On November 14, 2022, our Board of Directors unanimously approved a resolution to dismiss Boyle CPA effective immediately as of November 14, 2022. During the years ending July 31, 2019, 2020 and 2021, respectively and the subsequent interim periods through October 31, 2022 and to present there were no (1) disagreements with Boyle CPA on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, or (2) reportable events under Item 301(a)(1)(v) of Regulation S-K. On November 14, 2022, the Board of Directors of the Company unanimously passed a resolution to appoint Fruci and Associates II, PLLC as our new independent public accounting firm.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. As of July 31, 2023, we carried out an evaluation, under the supervision of our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2023, our internal control over financial reporting was not effective. This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Executive Officers and Directors of the Company

Name and Address of Beneficial Owner Directors and Officers:	Age	Class	Shares Held or Controlled	Percentage of Class [1]
Michael Cothill [2] Director 401 East 34th Street, Suite #N27J New York, NY 10016	66	Common	4,350,000	7.1%
Erik B. Levitt[3] CEO, President& Executive Director 401 East 34th Street, Suite #N27J New York, NY 10016	49	Common	2,384,310	3.9%
Michael Sevell [4] Director 401 East 34th Street, Suite #N27J New York, NY 10016	69	Common	9,857,359	16.0%
Mark Stogdill [5] Director 401 East 34th Street, Suite #N27J New York, NY 10016	43	Common	5,000,000	8.1%
Kristen Vasicek [6] Secretary & COO 401 East 34th Street, Suite #N27J New York, NY 10016	42	Common	261,719	>1.0%
All executive officers and directors as a group (5 people)		Common	20,544,856	35.5%

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

2 On August 1, 2016, Michael Cothill was appointed as the Company's Treasury and Chairman of the Company's Board of Directors. The beneficial ownership of our Chairman, Michael Cothill, is held through Ambleside Trust, of which he is the Managing Member.

3. Erik Levitt's ownership is composed of 2,384,310 shares owned directly, as follows: (a) 91,800 shares issued (pursuant to an the September 11, 2018 Purchase Agreement for our purchase of Shelcomm, Inc.) ("Shelcomm"),in exchange for Erik Levitt's respective equity ownership in Shelcomm; and (b) 199,954 shares issued (pursuant to the September 12, 2018 Purchase Agreement for our purchase of Open Data Centers ("Open Data")in exchange for Erik Levitt's respective ownership of Open Data Centers, LLC.

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

SUMMARY COMPENSATION TABLE 1
Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
Michael P. Cothill	2023	NIL	NIL
Executive Director & Executive Chairman	2022	70,000	NIL	70,000
Erik B. Levitt	2023	NIL	NIL	NIL
Executive Director& Principal Financial Officer, CEO - 1stPoint Communications, LLC	2022	NIL	NIL	11,000
Kristen Vasicek [6]	2023	72,000	NIL	72,000
Secretary & COO	2022	72,000	NIL	72,000

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCPK on which shares of the Company's Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of "Independent Director" means a person other than an Executive Officer or employee or any other individual having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2023	2022
Audit fees	$33,500	$-
Audit related fees	-
Tax fees	-	-
All other fees	-	-
Total	$33,500	$-

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

Exhibit
Number	Description of Exhibit	Filing
2.2	Agreement and Plan of Merger by and between the Company and its wholly owned subsidiary Hammer Fiber Optics Holdings Corp.	Filed with the SEC on June 14, 2016, as part of our Current Report on Form 8-K.
3.1a	Articles of Incorporation	Filed with the SEC on March 2, 2012, as part of our Registration Statement on Form S-1.
3.1b	Articles of Merger Dated February 20, 2015	Intended to be Filed with the SEC on March 1, 2015, as part of our Current Report on Form 8-K. The Exhibit was not attached, accordingly the Articles of Merger was filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
3.1c	Articles of Merger Dated April 13, 2016	Filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
3.2	Bylaws	Filed with the SEC on March 2, 2012, as part of our Registration Statement on Form S-1.
31.1	Sec. 302 Certification of Principal Financial Officer	Filed herewith
32.1	Sec. 906 Certification of Principal Financial Officer	Filed herewith
101 INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMMER FIBER OPTICS HOLDINGS CORP

Date: February 16, 2024	/s/ Erik Levitt
Erik B. Levitt
Principal Financial Officer