Form 10-Q
period 2023-10-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2024-03-19
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

941-306-3019

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Each Exchange
Series B Common Stock	HMMR	OTC PK

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
Yes [  ] No [X]

As of October, 31, 2023, there were 62,680,947 shares of the registrant's $0.001 par value common stock issued and 60,927,612 shares outstanding.

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

Hammer Fiber Optics Holdings Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2023	2023
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$85,692	$66,688
Accounts receivable	253,097	238,820
Security Deposits	7,316	7,316
Prepaid expenses	15,020	18,675
Total current assets	361,125	331,499

Property and equipment, net	83,611	89,712

Intangible and other assets	7,411,216	7,406,827

Total assets	$7,855,952	$7,828,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,319,390	$1,205,995
Loans payable	1,538,981	1,443,294
Warrant liabilities	123,750	195,750
Unissued Stock	-	105,925
Deferred Revenue	153,590	172,900
Current liabilities from discontinued operations	545,994	545,994
Total current liabilities	3,681,705	3,669,858

Total Liabilities	$3,681,705	$3,669,858

Stockholders' Equity
Common stock, $0.001 par value, 250,000,000 shares authorized 62,680,947 and 62,205,947 shares issued; 62,078,537 and 60,452,612 shares outstanding at October 31, 2023 and July 31, 2023, respectively	$62,681	$62,206
Additional paid-in capital	27,913,890	27,808,440
Accumulated deficit	(23,802,324)	(23,712,466)
Total Stockholder's Equity	4,174,247	4,158,180

Total Liabilities and Stockholders' Equity	$7,855,952	$7,828,038

See accompanying notes to condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarter Ended
	October 31,
	2023	2022
		(as restated)
Revenues	$909,952	$799,460

Cost of sales	648,876	592,329
Selling, general and administrative expenses	363,628	372,101
Depreciation expense	14,972	15,924
Total operating expenses	1,027,431	980,354

Operating loss	(117,479)	(180,894)

Other expenses
Other Income	3,015	-
Interest expense	(19,857)	(518)
Financing expense	(14,435)	(67,289)
Warrant adjustment to fair value	72,000	49,892
Gain on extinguishment of convertible debt	-	115,357
Other expenses	(13,102)	(1,220)
Total other expenses	27,621	96,222

Net loss	$(89,858)	$(84,672)

Weighted average number of common shares outstanding - basic and diluted	62,553,508	61,713,953

Loss per share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2022	61,565,841	$61,566	1,753,335	$-	$27,564,129	$(21,792,224)	$5,833,471

Conversion shares issued	512,696	-	-	-	297,364	-	297,364
Net loss for the quarter	-	-	-	-	-	(84,672)	(84,672)

Balance, October 31, 2022	62,078,537	$61,566	1,753,335	$-	$27,861,493	$(21,876,896)	$6,046,163

Balance, July 31, 2023	62,205,947	62,206	1,753,335	-	27,808,440	(23,712,466)	4,158,180

Commitment Shares Issued	475,000	475	-	-	105,450	-	105,925
Net loss for the quarter	-	-	-	-	-	(89,858)	(89,858)

Balance, October 31, 2023	62,680,947	$62,681	1,753,335	$-	$27,913,890	$(23,802,324)	$4,174,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended
	October 31,
	2023	2022
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,858)	$(84,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	14,927	15,924
Warrant adjustment to fair value	(72,000)	(49,892)
Gain on extinguishment of convertible debt	-	(115,357)
Noncash interest expense	-	57,051
Changes in operating assets and liabilities:
Accounts receivable	(14,277)	(27,491)
Prepaid expenses	3,655	(5,338)
Accounts Payable	109,006	140,376
Deferred revenue	(19,310)	10,882
Net cash used in operating activities	$(67,857)	$(58,517)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,826)	(5,061)
Net cash provided by (used in) investing activities	$(8,826)	$(5,061)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(47,847)	(131,366)
Proceeds from loans	143,535	-
Net cash provided by (used in) financing activities	$95,688	$(131,366)
Net increase (decrease) in cash	19,005	(194,944)
Cash, beginning of period	66,688	482,910
Cash, end of period	$85,693	$287,966
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$19,857	$518
Cash paid for taxes	$35	$1,220
Commitment shares issued	$105,925	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

On September 4, 2018, the Company approved the creation of Hammer Wireless (SL) Limited, a special purpose vehicle to deliver business Internet services in Sierra Leone.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial statements for the three months ending October 31, 2023 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2023, as filed with the Securities and Exchange Commission ("the SEC") at www.sec.gov.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of July 31, 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

		Fair Value Measurements at October 31, 2023 using:
	October 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$-	-	-	-
Warrant Liabilities	$123,750	-	-	123,750

		Fair Value Measurements at July 31, 2023 using:
	July 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$-	-	-	-
Warrant Liabilities	$195,750	-	-	195,750

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of October 31 and July 31, 2023:

	October 31, 2023	July 31, 2023
Beginning Balance	$195,750	$213,750
Change in fair value of derivative liabilities	(72,000)	(35,862)
Ending Balance	$123,750	$195,750

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation, 1stPoint Communications, LLC and its subsidiaries, (which includes Shelcomm, Inc), Endstream Communications, LLC, American Network Inc. and HammerPay [USA], Ltd. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. It's subsidiaries Hammer Fiber Optics Investments, Ltd., Hammer Wireless - SL, Ltd and its former subsidiary Open Data Centers, LLC are discontinued and are considered discontinued operations. Open Data Centers, LLC was dissolved on December 30, 2020.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth the number of potential shares of common stock that have been excluded from basic net loss per share because their effect was anti-dilutive:

	October 31, 2023	October 31, 2022
Warrants	450,000	450,000
Convertible Promissory Notes	1,055,172	948,276
Total	1,505,172	1,398,276

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The Company adopted this ASU on a prospective basis as of August 1, 2023 and the adoption of this guidance had no material impact on the condensed consolidated financial statements.

NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The Company's continuation as a going concern is dependent upon, among other things, its ability to increase revenues, adequately control operating expenses and receive debt and/or equity capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

OCTOBER 31, 2023

(Unaudited)

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the Company's filing of its Annual Report on Form 10-K for the three months October 31, 2022, with the Securities and Exchange Commission on February 9, 2023, the Company performed an evaluation of its accounting in connection with warrants issued in conjunction with the February 11, 2022 Mast Hill Fund, L.P. and February 17, 2022 Talos Victory Fund, L.P. convertible notes. Management determined that the Original Form 10-K does not give effect to $97,196 in expense and the issuance of warrant (the "Warrants") to purchase shares at a price between $1.50 and $3.00 per share of the common stock outstanding. Accordingly, the Company restates its consolidated financial statements in this Form 10-K as outlined further below. Upon review of the Company's previously filed 10-Q, the following errors were discovered and recorded:

1. Certain intellectual property (platform software) for the HammerPay subsidiary has been reclassified as an intangible asset.

2. Financing expense associated with the two convertible notes has been accrued and amortized instead of expensed in accordance with ASC 470-20-25.

3. Warrants issued in conjunction with two convertible notes have been valued in accordance with ASC 820-10 as clarified by ASU 2022-03.

4. The Statement of Operations and Statement of Cash Flows have been adjusted to reflect the change in warrant financing expenses, expenses associated with the convertible notes, and income associated with conversion of the convertible notes. Adjustments to the fair value of the warrants have also been reflected as other income.

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported condensed consolidated statement of operations for the three months ended October 31, 2022:

	October 31,			October 31,
	2022	Adjustments		2022
	(As Filed)			(As Restated)
Revenues	$799,699	$(239)	(1)	$799,460
Costs and expenses:
Cost of sales	592,329	-		592,329
Selling, general and administrative expenses	333,619	38,482	(1)	372,101
Depreciation expense	15,924	-		15,924
Total operating expenses	941,872	-		980,354
Operating loss	(142,173)	-		(180,894)
Other income (expense)
Other Income
Interest expense	12,234	(12,752)	(1)	(518)
Financing expenses	-	(67,289)	(1)	(67,289)
Warrant adjustment to fair value	-	49,892	(1)	49,892
Gain on extinguishment of convertible debt	-	115,357	(2)	115,357
Other expenses	(13,208)	11,988	(1)	(1,220)
Total other expenses	(974)	-		96,222)
Net income (loss)	$(143,147)			$(84,672)
Weighted average number of common shares outstanding - basic and diluted	61,713,953			61,713,953
Loss per share- basic and diluted	$(0.00)			$(0.00)

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated statements of cash flows for three months ended October 31, 2022:

	October 31,			October 31,
	2022	Adjustments		2022
	(As Filed)			(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(143,147)	$58,475		$(84,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	14,924	1,000	(1)	15,924
Warrant adjustment to fair value		(49,892)	(1,2)	(49,892)
Gain on extinguishment of convertible debt	-	(115,357)	(1,2)	(115,357)
Noncash interest expense	-	57,051	(1)	57,051
Changes in operating assets and liabilities:
Accounts receivable	(102,577)	75,086	(1)	(27,491)
Prepaid expenses	(5,422)	84	(1)	(5,338)
Accounts payable	122,965	17,411	(1)	140,376
Deferred revenue	(2,359)	13,241	(1)	10,882
Net cash provided by (used in) operating activities	(115,616)			(58,517)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(49,186)	44,125	(1)	(5,061)
Net cash provided by (used in) investing activities	(49,186)			(5,061)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans	(42,755)	(88,611)	(1)	(131,366)
Net cash provided by (used in) financing activities	(42,755)			(131,366)
Net increase (decrease) in cash	(207,557)			(194,944)
Cash, beginning of period	482,910			482,910
Cash, end of period	$275,353			$287,966
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$-	518		$518
Cash paid for taxes	$1,220	-		$1,220

The specific explanations for the items noted above in the restated financial statements are as follows:

(1) During February 2022, the Company entered into two convertible notes that included warrants exercisable for five years. Management determined that the original consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows amounts did not give effect to the issuance of warrants to purchase shares at a price between $1.50 and $3.00 per share of the common stock outstanding. The Company recorded an additional expense of $97,196 in relation to the Warrant.

• Financing expense associated with these convertible notes have been accrued and amortized instead of expensed in accordance with ASC 470-20-25.

• The warrants issued in conjunction with the aforementioned February 2022 convertible notes have been valued in accordance with ASC 820-10 as clarified by ASU 2022-03.

(2) Management evaluated the deferred revenue of the 1stPoint Communications, LLC business unit and determined that certain revenues had not been reflected in prior periods due to changes in the underlying systems relating to its web hosting business.

As a result, Management adjusted the deferred revenue from prior periods as Other Income. Adjustments to the current period were considered revenues in the period. Management evaluated revenue from Endstream Communications and recognized a customer prepayment of $5.38. These are not expected to recur. On October 4, 2022 Talos Fund exercised its right to convert the principal and accrued interest from its promissory note in the amount of $297,364 at $0.58 per share of the Company's common stock. The conversion price was above the market price at closing of $0.355 per share. Therefore, the Company recognized a gain of $115,357 on conversion.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

NOTE 6 - DISCONTINUED OPERATIONS

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

	October 31, 2023	July 31, 2023
Assets
Current Assets
Cash	$-	$-
Accounts receivable	-	-
Other current assets	-	-
Total current assets	-	-
Other Assets
Property and equipment- net	-	-
Intangible assets	-	-
Total other assets	-	-
Total Assets	$-	$-
Liabilities and Net Assets
Current Liabilities
Accounts payable	$545,994	$545,994
Notes payable- related parties	-	-
Current portion of long-term notes payable - related parties	-	-
Accrued interest	-	-
Rent Concessions	-	-
Total current liabilities	545,994	545,994
Net assets (liabilities)	$(545,994)	$(595,994)

There was no net income or loss during the period.

NOTE 7 - PROPERTY AND EQUIPMENT

As of October 31, 2023 and July 31, 2023, property and equipment consisted of the following:

	October 31,	July 31,
	2023	2023	Life
Computer and Telecom equipment	$1,282,856	$1,274,030	5 years
Less: Accumulated depreciation	(1,199,245)	(1,184,318)
Total	$83,611	$89,712

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $7,411,216 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and goodwill. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset's fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS

During the fiscal year ending on July 31, 2020, the Company entered into convertible notes with the Chief Executive Officer and a relation of the Chief Executive Officer on April 20th and May 5th 2020 in the amounts of $36,300, and $12,000 respectively. The $12,000 note was paid on May 12th, 2020. The Company entered into a convertible note with a related party on August 22, 2019 in the amount of $12,000. $4,500 has been repaid. The Company entered into a convertible note with two related parties (who were former partners in 1stPoint Communications, LLC) on August 24, 2019 in the amount of $12,000 and $6,000 respectively. Any interest may be accrued as either cash or stock at the option of the Company. During the current fiscal year ending July 31, 2020, the Company entered into Stock Purchase Agreements from a related party in the amount of $10,000 on August 15, 2020, $25,000 on March 17, 2020, and $40,000 on March 26, 2020. On September 1, 2020, the Company entered into a promissory note for the sum of $100,000 with a non-executive director. The note bears interest at a rate of 6%, payable at the end of the term, but has been waived by the lending party. On November 23, 2020, and on January 19, 2021 the Company entered into promissory notes for the sums of $10,000 and $75,000 with a non executive director. These notes bear interest at a rate of 6%, payable at the end of the term and may be convertible into common stock at the Company's option. Interest has been waived by the lender.

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

On January 15, 2022 the Company entered into a promissory note for the sum of $25,000 with a non-executive director. These notes bear interest at a rate of 6%, annually, to be expensed at the end of the note upon conversion by the holder, may be waived or otherwise forgiven by the note holder and may be convertible into common stock at the Company's option, and on December 28, 2021, January 12, 2022 and January 21, 2022 1stPoint Communications, LLC entered into three notes in the amounts of $10,200, $7,600 and $4,000 with a relation of the Chief Executive Officer of 1stPoint Communications, under the same terms as the note on January 15, 2022. Interest has been waived by the lender on all notes.

On February 28, 2022 and March 7, 2022 the Company entered into a promissory note totaling $25,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On June 22, 2022 and July 28, 2022 the Company entered into a promissory note totaling $27,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On November 14, 2022 the Company entered into a promissory note totaling $26,500 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On March 29, 2023 the Company entered into a promissory note totaling $9,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On May 5, 2023 the Company entered into a promissory note totaling $25,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On May 23, 2023 the Company entered into a promissory note totaling $25,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On June 7, 2023 the Company entered into a promissory note totaling $25,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On June 13, 2023 the Company entered into a promissory note totaling $16,500 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On July 6, 2023 the Company entered into a promissory note totaling $25,000 with a non-executive director. The interest of this note has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option.

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

As of October 31, 2023, all of the related party payables are reported as current liabilities in the Condensed Consolidated Balance Sheet and all interest has been forgiven by the holders of all promissory notes from all related parties.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

NOTE 10 - CONVERTIBLE DEBT

As of October 31, 2023, the Company has convertible notes with related parties in the amounts of $24,253, $161,300, $12,000, $6,000, $7,500, $36,600 and $616,035 that convert into Common Stock at the Company's option and bear interest at a rate of 6% annually, to be expensed at the time of conversion. All interest on these notes have been forgiven by the parties.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

NOTE 11 - INCOME TAXES

The Company’s provision for income taxes was not material and the effective tax rate was 0% for the three months ended October 31, 2023 and 2022. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock

On March 6, 2023, Mast Hill amended the terms of its promissory note, which included the issuance of 475,000 shares of the Company’s common stock issued during the quarter ended October 31, 2023.

On October 4, 2022, Talos converted the promissory convertible note into 512,696 shares of the Company's common stock (see Note 10).

Treasury Stock

The balance of Company Treasury Stock was unchanged during the period.

Unissued Stock

On March 6, 2023, Mast Hill amended the terms of its promissory note. The terms included the issuance of 475,000 shares of the Company's common stock. The stock was issued during the period ended October 31, 2023.

NOTE 13 - COMMITMENTS AND LEASES

Hammer does not currently have any material long-term lease obligations. All leases are currently month-to-month and have no obligations pursuant to ASC 842. There are two month-to-month tenancy agreements for office space which are less than $2,000 per month.

NOTE 14 - FOREIGN CURRENCY

We transact business in various foreign currencies including the Euro and the Leone. In general, the functional currency of a foreign operation is the local country's currency. Consequently, revenues and expenses of operations outside the United States are translated into USD Dollars using the weighted-average exchange rates on the period end date and assets and liabilities of operations outside the United States are translated into US Dollars using the change rate on the balance sheet dates. The effects of foreign currency translation adjustments are not material to the Company's accompanying financial statements. On July 31, 2023 the Board of Directors approved the discontinuation of the Hammer Wireless - SL, Ltd, subsidiary. As of that date the liabilities on the Hammer Wireless SL balance sheet are maintained in US Dollars.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

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

Calvi Electric v. Hammer Fiber Optics Inv, Ltd.	$9,210
Horizon Blue Cross v. Hammer Fiber Optics Inv, Ltd.	$17,309
Cross River Fiber v. Hammer Fiber Optics Inv, Ltd.	$25,000

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

NOTE 17 - SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through March 18, 2024, the date the financial statements were issued. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.

The Company entered into a promissory note with a non-executive director on January 29, 2024 with a principal amount of $50,000. The interest on the note has been forgiven by the note holder and may be converted into the Company's common stock at the Company's option.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2023, filed with the SEC on February 16, 2024.

Results of Operations

Three Months Ended October 31, 2023 Compared to the Three Months Ended October 31, 2022

Revenues for the three months ended October 31, 2023 and October 31, 2022 were $909,952 and $799,460, respectively, an increase of 13.82%. The increase was primarily due to growth in the telecommunications business unit, particularly in the Company's Over-the-Top ("OTT") business segment.

During the three months ended October 31, 2023, the Company incurred total operating expenses of $1,027,431 compared with $980,354, an increase of 4.80%, for the comparable period ended October 31, 2022. The increase was primarily due to expenses related to the Company’s financial technology services business unit and growth in the telecommunications business unit, specifically in software development costs.

Operating loss increased to $117,479 during the three months ended October 31, 2022 as compared with a loss of $180,894, an increase of 35.06%. The increase was primarily due to the performance of the telecommunications business unit and reduced expenses in the financial technology services business unit.

The Company recorded depreciation and amortization expense of $14,927 and $15,924 during the three months ended October 31, 2023 and October 31, 2022 respectively. During the three months ended October 31, 2023 and October 31, 2022 other income, interest and other expense was and $27,621 and $96,222 respectively. This was primarily due to a $75,000 change in the fair value of the outstanding warrants.

During the three months ended October 31, 2023 the Company recorded a loss of $89,858 as compared to a loss of $84,672 for the three months ended October 31, 2022, a decrease of 6.12%. The decrease was primarily due to a $116,000 gain on elimination of convertible debt that took place in early October 2022, offset by performance of the telecommunications business unit and reduced expenses in the financial technology services business unit.

Liquidity and Capital Resources

The Company is at risk of remaining a going concern. Its ability to remain a going concern is dependent upon whether the company can raise debt and/or equity capital from third-party sources for both working capital and business development needs until such time as the Company may be substantially sustained as a going concern through cash flow from operations or the Company increases its cash flow from operations through sale of services in the ongoing business units, Endstream Communications, 1stPoint Communications and 1stPoint's subsidiaries.

Cash Flow from Operating Activities

During the three months ended October 31, 2023 the Company’s total cash increased by $19,005, compared to a decrease in cash of $194,944 in the three months ended October 31, 2022. Cash flows used in operating activities decreased by $67,857, compared to a decrease of $58,517 in the three months ended October 31, 2022. The increase in cash used in operating activities was primarily due to reduced expenses relating to the Company’s financial technology services business unit.

Cash Flow from Investing Activities

During the three months ended October 31, 2023, the Company's investing activities used $8,826, compared to $5,061 used in investing activities during the three months ended October 31, 2022. The increase was due to synergies in the telecommunications business unit requiring greater new purchases of equipment for the OTT and messaging business practices.

Cash Flow from Financing Activities

During the three months ended October 31, 2023, the Company’s financing activities generated $95,688 in cash compared with a decrease in cash used in financing activities $131,366 during the three months ended October 31, 2022. The decrease was primarily due to the payoff of $131,366 in loans during the period ended October 31, 2022.

Going Concern

As of October 31, 2023, doubt existed as to the Company's ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Our management has concluded that, as of October 31, 2023, our internal control over financial reporting was not effective. This is due to an inherent staffing limitation and the Principal Financial Officer and the President are the same individual.

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

Changes in Internal Control over Financial Reporting

We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Calvi Electric v. Hammer Fiber Optics Inv, Ltd.	$9,210
Horizon Blue Cross v. Hammer Fiber Optics Inv, Ltd.	$17,309
Cross River Fiber v. Hammer Fiber Optics Inv, Ltd.	$25,000

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

ITEM 5. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith.

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: March 18, 2024	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer