Form 10-Q
period 2024-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2024-03-27
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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
Yes [  ] No [X]

As of March 22, 2024, there were 62,680,947 shares of the registrant's $0.001 par value common stock issued and 60,452,612 shares outstanding.

HAMMER FIBER OPTICS HOLDINGS CORP.
TABLE OF CONTENTS

HAMMER FIBER OPTICS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS(Unaudited)

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "HMMR," or Hammer Fiber Optics Holdings Corp refer to the Company.

EXPLANATORY NOTE

This quarterly report on Form 10Q for our quarter ended January 31, 2024 is unaudited and has not yet been reviewed by our Auditors as recommended under AS 4105 as approved by the US Securities and Exchange Commission. The Company anticipates filing an amendment to this Form 10Q when the review is complete.

HAMMER FIBER OPTICS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	July 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$95,211	$66,688
Accounts receivable	268,559	238,820
Security Deposits	7,316	7,316
Prepaid expenses	9,710	18,675
Total current assets	380,796	331,499

Property and equipment, net	73,239	89,712

Intangible and other assets	7,436,399	7,406,827

Total assets	$7,890,434	$7,828,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,085,228	$1,205,995
Loans payable	1,801,481	1,443,294
Warrant liabilities	119,250	195,750
Unissued Stock	-	105,925
Deferred Revenue	151,569	172,900
Current liabilities from discontinued operations	545,994	545,994
Total current liabilities	3,703,522	3,669,858

Total Liabilities	$3,703,522	$3,669,858

Stockholders' Equity
Common stock, $0.001 par value, 250,000,000 shares authorized
62,680,947 and 62,205,202 shares issued; 60,927,612 and 60,452,612 shares outstanding at January 31, 2024 and July 31, 2023, respectively	$62,681	$62,206
Additional paid-in capital	27,913,890	27,808,440
Accumulated deficit	(23,789,659)	(23,712,466)
Total Stockholder's Equity	4,186,912	4,158,180

Total Liabilities and Stockholders' Equity	$7,890,434	$7,828,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2024	2023 (as restated)	2024	2023 (as restated)
Revenues	$826,602	$744,051	$1,736,554	$1,543,511

Cost of sales	577,010	572,986	1,225,886	1,165,315
Selling, general and administrative expenses	371,711	411,342	735,339	783,443
Depreciation expense	15,043	14,884	29,970	30,808
Total operating expenses	963,764	999,212	1,991,195	1,979,566

Operating loss	(137,162)	(255,161)	(254,641)	(436,055)

Other income (expense)
Other income	165,784	-	168,799	-
Interest expense	(20,448)	(731)	(40,305)	(1,249)
Financing expenses	-	(73,648)	(14,435)	(140,937)
Warrant adjustment to fair value	4,500	(9,000)	76,500	40,892
Gain on extinguishment of convertible debt	-	-	-	115,357
Other expenses	(13)	(13)	(13,115)	(1,233)
Total other income (expenses)	149,823	(83,392)	177,444	12,830

Net income (loss)	$12,661	$(338,553)	$(77,197)	$(423,225)

Weighted average number of common shares outstanding - basic and diluted	62,680,947	62,078,537	62,680,947	62,078,537

Gain/(Loss) per share- basic and diluted
Basic	$0.00	$(0.01)	$(0.00)	$(0.01)
Diluted	0.00	(0.01)	(0.00)	(0.01)
Total	$0.00	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	January 31,		January 31,
	2024	2023 (as restated)	2024	2023 (as restated)

Net income (loss)	$12,661	$(338,553)	$(77,197)	$(423,225)

Other comprehensive loss
Foreign currency translation adjustments	-	(54,494)	-	(54,494)
Other comprehensive loss	-	(54,494)	-	(54,494)

Comprehensive income (loss)	$12,661	$(393,047)	$(77,197)	$(477,719)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Additional		Accumulated	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, July 31, 2022 (as restated)	61,565,841	$61,566	1,753,335	$-	$27,564,129	$(21,596,894)	$-	$6,028,801
Conversion shares issued	512,696	513	-	-	296,851	-	-	297,364
Net loss for the quarter	-	-	-	-	-	(143,147)	-	(143,147)
Balance, October 31, 2022	62,078,537	$62,079	1,753,335	$-	$27,860,980	$(21,740,041)	$-	$6,183,018
Foreign currency translation adjustment	-	-	-	-	-	-	(54,494)	(54,494)
Net loss for the quarter	-	-	-	-	-	(218,005)	-	(218,005)
Balance, January 31, 2023 (as restated)	62,078,537	$62,079	1,753,335	$-	$27,860,980	$(21,958,046)	$(54,494)	$5,910,519

Balance, July 31, 2023	62,205,947	$62,206	1,753,335	$-	$27,808,440	$(23,712,466)	$-	$4,158,180
Commitment Shares Issued	475,000	475	-	-	105,450	-	-	105,925
Net loss for the quarter	-	-	-	-	-	(89,858)	-	(89,858)
Balance, October 31, 2023	62,680,947	$62,681	1,753,335	$-	$27,913,890	$(23,802,324)	$-	$4,174,247
Net income for the quarter	-	-	-	-	-	12,661	-	12,661
Balance, January 31, 2024	62,680,947	$62,681	1,753,335	$-	$27,913,890	$(23,789,663)	$-	$4,186,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT CASH FLOWS

(Unaudited)

	For the Six Months Ended
	January 31,
	2024	2023
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$77,197	$(423,225)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation expense	29,697	30,808
Warrant adjustment to fair value	(76,500)	(40,892)
Gain on extinguishment of convertible debt	-	(115,357)
Noncash interest expense	-	183,705
Changes in operating assets and liabilities:
Accounts receivable	(29,739)	(41,200)
Prepaid expenses	(8,965)	358
Accounts Payable	(132,125)	13,548
Deferred revenue	(21,331)	1,687
Net cash used in operating activities	$(316,159)	$(390,568)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,506)	(50,152)
Net cash used investing activities	$(13,506)	$(50,152)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(47,847)	-
Proceeds from loans	406,035	101,266
Net cash provided by financing activities	$358,188	$101,266

Effect of foreign currency on cash	-	(35,767)

Net increase (decrease) in cash	28,523	(375,221)

Cash, beginning of period	66,688	482,910
Cash, end of period	$95,211	$107,689
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$20,448	$731
Cash paid for taxes	$13	$13
Commitment shares issued	$105,925	$297,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2024
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

JANUARY 31, 2024

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial statements for the six months ending January 31, 2024 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Form 10-K, for the year ended July 31, 2023, as filed with the Securities and Exchange Commission ("the SEC") at www.sec.gov.

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

JANUARY 31, 2024

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

JANUARY 31, 2024

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 3 - Unobservable inputs reflecting management's assumptions about the inputs used in pricing the asset or liability. Financial assets and liabilities (including warrants) approximate fair value.

		Fair Value Measurements at January 31, 2024 using:
	January 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$-	-	-	-
Warrant Liabilities	$119,250	-	-	119,250

		Fair Value Measurements at July 31, 2023 using:
	July 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$-	-	-	-
Warrant Liabilities	$195,750	-	-	195,750

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of January 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023
Beginning Balance	$123,750	$164,250	$195,750	$213,750
Change in fair value of derivative liabilities	(4,500)	9,000	(76,500)	(40,500)
Balance as of January, 31	$119,250	$173,250	$119,250	$173,250

The below table shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	January 31, 2024	January 31, 2023
Exercise Price	$0.29 - $0.29	$0.38 - $0.40
Risk-free interest rates	3.91% - 4.88%	3.53% - 4.16%
Expected life (in years)	5.00	5.00
Expected volatility	244% - 253%	227% - 233%
Dividend yield	0%	0%

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and its subsidiaries, 1stPoint Communications, LLC and its subsidiaries (which includes Shelcomm, Inc), Endstream Communications, LLC, American Network Inc. and HammerPay [USA], Ltd.  The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Its subsidiaries, Hammer Fiber Optics Investments, Ltd., Hammer Wireless – SL, Ltd and its former subsidiary Open Data Centers, LLC, are discontinued and are considered discontinued operations. Open Data Centers, LLC was dissolved on December 30, 2020.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation and other comprehensive loss

We transact business in various foreign currencies including the Euro and the Leone. In general, The functional currency of Hammer Wireless - SL, Ltd., the Company's Sierra Leone subsidiary, is the Sierra Leonean Leone. Consequently, revenues and expenses of operations outside the United States are translated into USD Dollars using the weighted-average exchange rates on the period end date and assets and liabilities of operations outside the United States are translated into US Dollars using the change rate on the balance sheet dates. The effects of foreign currency translation adjustments amounted to approximately $54,000 and are reported in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss) and Condensed Consolidated Statements of Stockholders' Equity (Deficit). On July 31, 2023, the Board of Directors approved the discontinuation of the Hammer Wireless - SL, Ltd, subsidiary.

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

The following table sets forth the number of potential shares of common stock that have been excluded from basic net loss per share because their effect was anti-dilutive:

	January 31, 2024	January 31, 2023
Warrants	450,000	450,000
Convertible Promissory Notes	1,055,172	1,536,209
Total	1,505,172	1,986,209

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

JANUARY 31, 2024

(Unaudited)

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the Company's filing of its Quarterly Report on Form 10-Q for the three and six months ended January 31, 2023, with the Securities and Exchange Commission on March 22, 2023, the Company performed an evaluation of its accounting in relation with warrants issued in conjunction with the February 11, 2022 Mast Hill Fund, L.P. and February 17, 2022 Talos Victory Fund, L.P. convertible notes. Management determined that the Original Form 10-Q does not give effect to certain expenses identified. Accordingly, the Company restates its consolidated financial statements in this Form 10-Q as outlined further below. Upon review of the Company's previously filed 10-Q, the following errors were discovered and recorded:

1.	Certain intellectual property (platform software) for the HammerPay subsidiary has been reclassified as an intangible asset.
2.	Financing expense associated with the two convertible notes has been accrued and amortized instead of expensed in accordance with ASC 470-20-25.
3.	The change in value of the warrants issued in conjunction with two convertible notes have been valued in accordance with ASC 820-10 as clarified by ASU 2022-03.
4.	The Statement of Operations and Statement of Cash Flows have been adjusted to reflect the change in warrant financing expenses, expenses associated with the convertible notes, and income associated with conversion of the convertible notes. Adjustments to the fair value of the warrants have also been reflected as other income.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

(Unaudited)

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth the effects of the adjustments on affected items within the Company's previously reported condensed consolidated statement of operations for the three and six months ended January 31, 2023:

	Three Months Ended				Six Months Ended
	January 31,			January 31,	January 31,			January 31,
	2023	Adjustments		2023	2023	Adjustments		2023
	(As Filed)			(As Restated)	(As Filed)			(As Restated)
Revenues	$744,051	$-		$744,051	$1,543,750	$(239)	(4)	$1,543,511
Costs and expenses:
Cost of sales	572,986	-		572,986	1,165,315	-		1,165,315
Selling, general and administrative expenses	367,482	43,860	(1,4)	411,342	701,101	82,342	(1,4)	783,443
Depreciation expense	14,884	-		14,884	30,808	-		30,808
Total operating expenses	955,352	43,860		999,212	1,897,224	82,342		1,979,566
Operating loss	(211,301)	(43,860)		(255,161)	(353,474)	(82,581)		(436,055)
Other income (expense)
Interest expense	(731)	-		(731)	11,503	(12,752)	(1)	(1,249)
Financing expenses	-	(73,648)	(1)	(73,648)	-	(140,937)	(1)	(140,937)
Warrant adjustment to fair value	-	(9,000)	(1)	(9,000)	-	40,892	(1)	40,892
Gain on extinguishment of convertible debt	-	-		-	-	115,357	(2)	115,357
Other expenses	(5,973)	5,960	(4)	(13)	(19,181)	17,948	(4)	(1,233)
Total other expenses	(6,704)	(76,688)		(83,392)	(7,678)	20,508		12,830
Net income (loss)	$(218,005)	$(120,548)		$(338,553)	$(361,152)	$(62,073)		$(423,225)
Weighted average number of common shares outstanding - basic and diluted	62,078,537	-		62,078,537	62,078,537	-		62,078,537
Loss per share- basic and diluted	$(0.00)			$(0.01)	$(0.01)			$(0.01)

The following table sets forth the effects of the adjustments on affected items within the Company's condensed consolidated statement of comprehensive income for the three and six months ended January 31, 2023:

	Three Months Ended				Six Months Ended
	January 31,			January 31,	January 31,			January 31,
	2023	Adjustments		2023	2023	Adjustments		2023
	(As Filed)			(As Restated)	(As Filed)			(As Restated)
Net loss	$(218,005)	$(120,548)	(1,2)	$(338,553)	$(361,152)	$(62,073)	(1,2)	$(423,225)
Foreign currency translation adjustments	-	(54,494)	(3)	(54,494)	-	(54,494)	(3)	(54,494)
Other comprehensive loss	-	(54,494)		(54,494)	-	(54,494)		(54,494)
Comprehensive loss	$(218,005)	(54,494)		$(393,047)	$(361,152)	(54,494)		$(477,719)

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

(Unaudited)

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated statements of cash flows for six months ended January 31, 2023:

	January 31,			January 31,
	2023	Adjustments		2023
	(As Filed)			(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(361,152)	$(62,073)	(1,2,3)	$(423,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	14,884	15,924	(4)	30,808
Warrant adjustment to fair value	-	(40,892)	(1)	(40,892)
Gain on extinguishment of convertible debt	-	(115,357)	(2)	(115,357)
Noncash interest expense	-	183,705	(1)	183,705
Changes in operating assets and liabilities:
Accounts receivable	(41,200)	-		(41,200)
Prepaid expenses	358	-		358
Accounts payable	404	13,144	(4)	13,548
Deferred revenue	1,687	-		1,687
Net cash provided by (used in) operating activities	(385,019)	(5,549)		(390,568)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(50,152)	-		(50,152)
Net cash provided by (used in) investing activities	(50,152)	-		(50,152)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans	(3,194)	3,194	(4)	-
Proceeds from loans	95,436	5,830	(4)	101,266
Net cash provided by (used in) financing activities	92,242	9,024		101,266

Effect of foreign currency on cash	(32,292)	(3,475)	(4)	(35,767)

Net increase (decrease) in cash	(375,221)	-		(375,221)
Cash, beginning of period	482,910	-		482,910
Cash, end of period	$107,689	-		$107,689
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$731	$-		$731
Cash paid for taxes	$13	$-		$13
Shares issued for debt conversion	$297,364	$-		$297,364

The specific explanations for the items noted above in the restated financial statements are as follows:

(1) During February 2022, the Company entered into two convertible notes that included warrants exercisable for five years. Management determined that the original consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows amounts did not give effect to the issuance of warrants to purchase shares at a price between $1.50 and $3.00 per share of the common stock outstanding. The Company recorded an additional noncash interest expense of $117,508 and $183,705 (included within selling, general and administrative expenses, interest expense and financing expenses) and the adjustment to the fair value of $(9,000) and $40,892 for the three and six months ended January 31, 2023, respectively, in relation to the Warrant.

(2) On October 4, 2022 Talos Fund exercised its right to convert the principal and accrued interest from its promissory note in the amount of $297,364 at $0.58 per share of the Company's common stock. The conversion price was above the market price at closing of $0.355 per share. Therefore, the Company recognized a gain of $115,357 on conversion.

(3) During the three and six months ended January 31, 2023, the business transactions of the Company's West African subsidiary, Hammer Wireless - SL, Ltd., whose functional currency is the Sierra Leonean Leone, incurred $54,494 in foreign currency translation adjustments.

(4) Other corrections with immaterial impact on the condensed consolidated statement of operations and statement of cash flow.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

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

The following summarizes the assets and liabilities of the discontinued operations:

	January 31, 2024	July 31, 2023
Assets
Current Assets
Cash	$-	$-
Accounts receivable	-	-
Other current assets	-	-
Total current assets	-	-
Other Assets
Property and equipment- net	-	-
Intangible assets	-	-
Total other assets	-	-
Total Assets	$-	$-
Liabilities and Net Assets
Current Liabilities
Accounts payable	$545,994	$545,994
Notes payable- related parties	-	-
Current portion of long-term notes payable - related parties	-	-
Accrued interest	-	-
Rent Concessions	-	-
Total current liabilities	545,994	545,994
Net assets (liabilities)	$(545,994)	$(595,994)

See Note 3 for details regarding comprehensive losses incurred as a result of discontinued operations.

NOTE 7 - PROPERTY AND EQUIPMENT

As of January 31, 2024 and July 31, 2023, property and equipment consisted of the following:

	January 31,	July 31,
	2024	2023	Life
Computer, Telecom equipment & Software	$1,287,527	$1,274,303	5 years
Less: Accumulated depreciation	(1,214,288)	(1,184,318)
Total	$73,239	$89,712

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS

The Company has $7,436,399 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and goodwill. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset's fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

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

On February 28, 2022 and March 7, 2022 the Company entered into a promissory note totaling $25,000 with a non-executive director. The interest has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On June 22, 2022 and July 28, 2022 the Company entered into a promissory note totaling $27,000 with a non-executive director. The interest has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On November 14, 2022 the Company entered into a promissory note totaling $26,500 with a non-executive director. The interest has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option.  On March 29, 2023 the Company entered into a promissory note totaling $9,000 with a non-executive director. The interest has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On May 5, 2023 the Company entered into a promissory note totaling $25,000 with a non-executive director. The interest has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On May 23, 2023 the Company entered into a promissory note totaling $25,000 with a non-executive director. The interest has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On June 7, 2023 the Company entered into a promissory note totaling $25,000 with a non-executive director. The interest has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On June 13, 2023 the Company entered into a promissory note totaling $16,500 with a non-executive director. The interest has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option. On July 6, 2023 the Company entered into a promissory note totaling $25,000 with a non-executive director. The interest has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option.

From August 1, 2023 through January 31, 2024 the Company entered into promissory notes with a non-executive director. The dates of the notes were August 8, 2023, August 11, 2023, August 31, 2023, September 22, 2023, October 17, 2023, October 24, 2023, November 3, 2023, November 6, 2023, December 1, 2023, December 4, 2023, December 13, 2023 and December 28 2023 and January 29, 2024. The notes on August 8, August 31, September 22, October 17, October 24, November 3, November 6, December 1 and December 28 2023 have a principal of $25,000. The November 6, 2023 note has a principal of $100,000. The note on December 13, 2023 has a principal of $20,000 and the note on December 4, 2023 has a principal of $17,500. The note on January 29th had a principal of $50,000. The interest has been forgiven by the note holder and may be converted into the Company’s common stock at the Company’s option.

As of January 31, 2024, all of the related party payables are reported as current liabilities in the Condensed Consolidated Balance Sheet and all interest has been forgiven by the holders of all promissory notes from all related parties.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

(Unaudited)

NOTE 10 - CONVERTIBLE DEBT

As of January 31, 2024, the Company has convertible notes with related parties in the amounts of $24,253, $161,300, $12,000, $6,000, $7,500, $36,600 and $878,535 that convert into Common Stock at the Company's option and bear interest at a rate of 6% annually, to be expensed at the time of conversion. All interest on these notes have been forgiven by the parties.

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

NOTE 11 - INCOME TAXES

The Company's provision for income taxes was not material and the effective tax rate was 0% for the three and six months ended January 31, 2024 and 2023. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

(Unaudited)

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock

On March 6, 2023, Mast Hill amended the terms of its promissory note, which included the issuance of 475,000 shares of the Company's common stock issued during the quarter ended October 31, 2023.

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

NOTE 14 - CLAIMS

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

Calvi Electric v. Hammer Fiber Optics Inv, Ltd.	$9,210
Horizon Blue Cross v. Hammer Fiber Optics Inv, Ltd.	$17,309
Cross River Fiber v. Related Party	$25,000
Cross River Fiber v. Hammer Fiber Optics Inv, Ltd.	$273,220

Cross River Fiber has advanced its claim against Hammer Fiber Optics Investments, Ltd. Cross River Fiber has expanded its claim to include Hammer Fiber Optics Holdings Corp, 1stPoint Communications, LLC, Endstream Communications, LLC, Open Data Centers, LLC, Manhattan Carrier Company, LLC, Erik Levitt personally, Local Telecommunications Services – FL, LLC, Local Telecommunications Services – NY, LLC, American Network Inc and Hammer Wireless Corporation. There never was, nor has there ever been, a contract between any of these entities or Mr. Levitt personally and Cross River Fiber, nor is there any security under the agreement between Cross River Fiber and Hammer Fiber Optics Investments, Ltd. After discovery in the claim against Hammer Fiber Optics Holdings Corp and its subsidiaries, A trial occurred on February 5th and 6th of 2024 and a ruling was issued at the end of the trial in favor of Hammer Fiber Optics Holdings Corp and its subsidiaries. An award was given to Cross River against one of the related parties to the claim of $25,000. However, Cross River continues to hold a default judgement against Hammer Fiber Optics Investments, Ltd.

NOTE 15 - SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through March 25, 2024, the date the financial statements were issued. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.

On February 20, 2024 and March 11, 2024 the Company entered into promissory notes with a non-executive director in the amount of $25,000 each. On March 6, 2024 the Company entered into promissory notes with a non-executive director in the amount of $21,700. The interest on these notes has been forgiven by the lender and the notes are convertible into the Company’s common stock at the Company’s option.

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

Results of Operations

Three Months Ended January 31, 2024 Compared to the Three Months Ended January 31, 2023

Net revenues for the three months ended January 31, 2024 and January 31, 2023 were $826,602 and $744,051 respectively, an increase of approximately $83,000 or 11%. The increase was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units.

During the three months ended January 31, 2024, the Company incurred total operating expenses of $963,764 compared with $999,212 during the comparable period January 31, 2023. This decrease of approximately $35,000 or 4% is due to increased efficiency in operations.

The Company recorded depreciation and amortization expense of $15,043 and $14,884 during the three months ended January 31, 2024 and January 31, 2023 respectively. During the three months ended January 31, 2024 and January 31, 2023 interest expense was $20,448 and $731 respectively.

Other income for the three and six months ended January 31, 2024 represents income from previously written-down customer accounts receivables amounting to $165,784, no such income for the same periods in prior year ended January 31, 2023.

During the three months ended January 31, 2024 the Company recorded a net gain of $12,661, compared to a loss of $(338,553) in the same three month period ended January 31, 2023. The decrease in loss is due to a large increase in the Company's other income from previously written-down customer accounts receivables amounting to $165,784, offset by the Company's diversification into the financial technologies sector and the development of the Company's HammerPay technology.

Six Months Ended January 31, 2024 Compared to the Six Months Ended January 31, 2023

Net revenues for the six months ended January 31, 2024 and January 31, 2023 were $1,736,554 and $1,543,511 respectively, an increase of approximately $193,000 or 13%. The increase was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units.

During the six months ended January 31, 2024, the Company incurred total operating expenses of $1,991,195 compared with $1,979,566, an increase of approximately $12,000 or 1%, for the comparable period ended January 31, 2023. The increase in expenses is due to the expenses associated with the Company's diversification into the financial services markets and increased expenses associated with the expansion of the telecommunications business segment.

The Company recorded depreciation and amortization expense of $29,970 and $30,808 during the six months ended January 31, 2024 and January 31, 2023 respectively. During the six months ended January 31, 2024 and January 31, 2023 interest expense was $40,305 and $1,249 respectively.

During the six months ended January 31, 2024 the Company recorded a net loss of $77,197, compared to a loss of $423,225 in the same six month period ended January 31, 2023. The decrease in loss is due to the Company's diversification into the financial technologies sector and the development of the Company's HammerPay technology.

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

Cash Flow from Operating Activities

During the six months ended January 31, 2024 the Company's total cash increased by $28,523, compared to a decrease in cash of $375,221 in the period ended January 31, 2023. Cash flow from Operating Activities decreased by $316,159, compared to a decrease of $390,568 in the period ended January 31, 2023. The decrease was primarily due to improvements in operations.

Cash Flow from Investing Activities

During the six months ended January 31, 2024, the Company's investing activities used $13,506, compared to $50,152 used in investing activities during the six months ended January 31, 2023. The increase was primarily due to the expansion of the operations of the company's telecommunications business unit, and particularly the Company's investments in its HammerPay platform.

Cash Flow from Financing Activities

During the six months ended January 31, 2024, the Company used $358,188 in cash from financing activities compared with $101,266 used during the six months ended January 31, 2023.

Going Concern

As of January 31, 2024, doubt existed as to the Company's ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibilities, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Our management has concluded that, as of January 31, 2024, our internal control over financial reporting was not effective. This is due to an inherent staffing limitation and the Principal Financial Officer and the President are the same individual. That individual does not maintain day-to-day banking responsibilities to provide some limitation in such risks.

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: March 25, 2024	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: March 25, 2024	/s/ Erik B. Levitt
Erik B. Levitt
Principal Financial Officer