Form 10-K/A
period 2023-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2024-05-08
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANTORY NOTE

This Form 10K/A for our year ended July 31, 2023 and 2022 is audited as recommended under AS 4105 as approved by the US Securities and Exchange Commission. The changes to the July 31, 2022 report are as follows:

1.The signature pages were updated to include the entire Board of Directors of Hammer Fiber Optics Holdings Corp. 2, Amended the addresses and titles in Part III, Item 10.

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

F-25

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Executive Officers and Directors of the Company

Name and Address of Beneficial Owner Directors and Officers:	Age	Class	Shares Held or Controlled	Percentage of Class [1]
Michael Cothill [2] Principal Executive Officer & Executive Director 6151 Lake Osprey Drive Sarasota, FL 34240	66	Common	4,350,000	7.1%
Erik B. Levitt[3] Principal Financial Officer, President & Executive Director 401 East 34th Street, Suite #N27J New York, NY 10016	49	Common	2,384,310	3.9%
Michael Sevell [4] Director 6151 Lake Osprey Drive Sarasota, FL 34240	69	Common	9,857,359	16.0%
Mark Stogdill [5] Director 6151 Lake Osprey Drive Sarasota, FL 34240	43	Common	5,000,000	8.1%
Kristen Vasicek [6] Secretary & COO 401 East 34th Street, Suite #N27J New York, NY 10016	42	Common	261,719	>1.0%
All executive officers and directors as a group (5 people)		Common	20,544,856	35.5%

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

SUMMARY COMPENSATION TABLE 1
Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
Michael P. Cothill	2023	NIL	NIL
Executive Director & Executive Chairman	2022	70,000	NIL	70,000
Erik B. Levitt	2023	NIL	NIL	NIL
Executive Director & Principal Financial Officer, CEO - 1stPoint Communications, LLC	2022	NIL	NIL	11,000
Kristen Vasicek [6]	2023	72,000	NIL	72,000
Secretary & COO	2022	72,000	NIL	72,000

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: May 7, 2024	/s/ Erik Levitt
Erik B. Levitt
Principal Financial Officer

Date: May 7, 2024	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: May 7, 2024	/s/ Mark Stogdill
Mark Stogdill
Non-Executive Director

Date: May 7, 2024	/s/ Michael Sevell
Michael Sevell
Non-Executive Director