Form 10-Q
period 2024-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2024-08-26
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

941-306-3019

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Each Exchange
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 26, 2024, there were 63,155,947 shares of the registrant’s $0.001 par value common stock issued and 61,402,612 shares outstanding.

HAMMER FIBER OPTICS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	July 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$90,204	$66,688
Accounts receivable	344,942	238,820
Security deposits	7,316	7,316
Prepaid expenses	14,063	18,675
Total current assets	456,525	331,499

Property and equipment, net	61,862	89,712
Intangible assets	7,439,858	7,406,827

Total assets	$7,958,245	$7,828,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,137,418	$1,205,995
Notes payable	145,135	92,693
Convertible notes payable	682,000	612,000
Convertible notes payable - related parties	1,372,593	738,600
Warrant liabilities	148,500	195,750
Unissued Stock	-	105,925
Deferred Revenue	149,640	172,900
Current liabilities from discontinued operations	545,993	545,994
Total current liabilities	4,181,279	3,669,858

Total Liabilities	$4,181,279	$3,669,858

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 250,000,000 shares authorized
63,155,947 and 62,205,947 shares issued; 61,402,612 and 60,452,612 shares outstanding at April 30, 2024 and July 31, 2023, respectively	$63,156	$62,206
Additional paid-in capital	28,007,940	27,808,440
Accumulated deficit	(24,294,130)	(23,712,466)
Total Stockholder's Equity	3,776,966	4,158,180

Total Liabilities and Stockholders' Equity	$7,958,245	$7,828,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2024	2023 (as restated)	2024	2023 (as restated)
Revenues	$770,412	$767,527	$2,506,966	$2,311,038

Cost of sales	593,468	583,813	1,819,354	1,749,128
Selling, general and administrative expenses	452,235	190,277	1,187,574	973,720
Depreciation expense	13,471	14,608	43,441	45,416
Total operating expenses	1,059,174	788,698	3,050,369	2,768,264

Loss from operation	(288,762)	(21,171)	(543,403)	(457,226)

Other income (expense)
Other income	9,621	11,467	178,420	11,467
Interest expense	(21,756)	(6,379)	(62,061)	(7,628)
Financing expenses	(173,520)	(175,960)	(187,955)	(316,897)
Change in fair value of warrant liabilities	(29,250)	(13,500)	47,250	27,392
Gain on extinguishment of convertible debt	-	-	-	115,357
Other expenses	(800)	(168)	(13,915)	(1,401)
Total other expense	(215,705)	(184,540)	(38,261)	(171,710)

Net loss	$(504,467)	$(205,711)	$(581,664)	$(628,936)

Weighted average number of common shares outstanding - basic and diluted	63,155,947	62,078,537	62,078,537	61,545,118

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	April 30,		April 30,
	2024	2023 (as restated)	2024	2023 (as restated)

Net loss	$(504,467)	$(205,711)	$(581,664)	$(628,936)

Foreign currency translation adjustments	-	27,125	-	(27,369)

Comprehensive loss	$(504,467)	$(178,586)	$(581,664)	$(656,305)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Additional		Accumulated	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, July 31, 2023	62,205,947	$62,206	1,753,335	$-	$27,808,440	$(23,712,466)	$-	$4,158,180
Commitment Shares Issued	475,000	475	-	-	105,450	-	-	105,925
Net loss for the quarter	-	-	-	-	-	(89,858)	-	(89,858)
Balance, October 31, 2023	62,680,947	62,681	1,753,335	-	27,913,890	(23,802,324)	-	4,174,247
Net income for the quarter	-	-	-	-	-	12,661	-	12,661
Balance, January 31, 2024	62,680,947	62,681	1,753,335	-	27,913,890	(23,789,663)	-	4,186,908
Commitment Shares Issued	475,000	475	-	-	94,050	-	-	94,525
Net loss for the quarter	-	-	-	-	-	(504,467)	-	(504,467)
Balance, April 30, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(24,294,130)	$-	$3,776,966

Balance, July 31, 2022 (as restated)	61,565,841	$61,566	1,753,335	$-	$27,564,129	$(21,792,224)	$-	$5,833,471
Conversion shares issued	512,696	513	-	-	182,007	-	-	182,520
Net loss for the quarter	-	-	-	-	-	(84,674)	-	(84,674)
Balance, October 31, 2022	62,078,537	62,079	1,753,335	-	27,746,136	(21,876,898)	-	5,931,317
Foreign currency translation adjustment	-	-	-	-	-	-	(54,494)	(54,494)
Net loss for the quarter	-	-	-	-	-	(338,553)	-	(338,553)
Balance, January 31, 2023 (as restated)	62,078,537	62,079	1,753,335	-	27,746,136	(22,215,451)	(54,494)	5,538,270
Foreign currency translation adjustment	-	-	-	-	-	-	27,125	27,125
Conversion shares issued	127,410	127	-	-	62,304	-	-	62,431
Net loss for the quarter	-	-	-	-	-	(205,711)	-	(205,711)
Balance, April 30, 2023 (as restated)	62,205,947	$62,206	1,753,335	$-	$27,808,440	$(22,421,162)	$(27,369)	$5,422,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	April 30,
	2024	2023
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(581,664)	$(628,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	43,168	46,416
Change in fair value of warrant liabilities	(47,250)	(27,392)
Gain on extinguishment of convertible debt	-	(115,357)
Noncash interest and financing expense	164,525	316,897
Changes in operating assets and liabilities:
Accounts receivable	(106,122)	(53,533)
Prepaid expenses	4,612	(1,677)
Accounts payable	(68,577)	(13,793)
Deferred revenue	(23,260)	9,845
Net cash used in operating activities	$(614,568)	$(467,530)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,318)	(14,138)
Capitalized intangible assets	(33,031)	-
Net cash used investing activities	$(48,349)	$(14,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(60,338)	(77,584)
Proceeds from notes payable	112,779	181,418
Proceeds from convertible notes - related parties	633,992	35,500
Net cash provided by financing activities	$686,433	$139,334

Effect of foreign currency on cash	-	(27,369)

Net increase (decrease) in cash	23,516	(369,703)

Cash and cash equivalent, beginning of period	66,688	482,910
Cash and cash equivalent, end of period	$90,204	$113,207
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$21,756	$35,859
Cash paid for taxes	$800	$1,401
Commitment shares issued	$105,925	$297,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
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

On April 13, 2016, the Board of Directors (BOD) approved a Plan of Merger (the "Plan of Merger") under Nevada Revised Statuses (NRS) Section 92A.180 to merge (the "Merger") with our wholly-owned subsidiary HFO Holdings, a Nevada corporation, to effect a name change from Tanaris Power Holdings Inc. to Hammer Fiber Optics Holdings Corp. The Plan of Merger also provides for a 1 for 1,000 exchange ratio for shareholders of both the Company and HRO Holdings, which had the effect of a 1 for 1,000 reverse split of the common stock. Articles of Merger were filed with the Secretary of State of Nevada on April 13, 2016 and, on April 14, 2016, this corporate action was submitted to Financial Industry Regulatory Authority (the "FINRA") for its review and approval.

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

April 30, 2024

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial statements for the nine months ending April 30, 2024 are unaudited. These interim condensed financial statements are prepared in accordance with requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's consolidated financial statements are reflected in the interim periods included and are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Form 10-K, for the year ended July 31, 2023, as filed with the Securities and Exchange Commission (“the SEC”) at www.sec.gov.

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

April 30, 2024

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

Intangible Assets

The Company has intangible assets with indefinite useful lives obtained as a result of assets acquisitions. The Company does not amortize its intangible assets with indefinite useful lives, rather such assets are tested for impairment are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset may be impaired in accordance with ASC 350 Intangibles-Goodwill and Other. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

As of April 30, 2024, the Company had a total of $7,439,858 of net intangible assets with indefinite useful lives, which consisted of customer contracts in aggregate of $4,480,572, Federal Communications Commission and state licenses in total of $2,954,553 and IPs in total of $4,734.

As of July 31, 2023, the Company had a total of $7,406,827 of net intangible assets with indefinite useful lives, which consist of customer contracts in aggregate of $4,477,113, Federal Communications Commission and state licenses in total of $2,924,980 and IPs in total of $4,734.

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

Accounts Receivable

On August 1, 2023, the Company adopted ASC 326, "Financial Instruments - Credit Losses". In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers.

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs.

Management performed its assessment of Company’s accounts receivable as of April 30, 2024 and July 31, 2023 and determined that no allowance for estimated uncollectible amounts was necessary.

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

April 30, 2024

(Unaudited)

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

		Fair Value Measurements at April 30, 2024 using:
	April 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$148,500	-	-	148,500

		Fair Value Measurements at July 31, 2023 using:
	July 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$195,750	-	-	195,750

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of April 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023
Beginning Balance	$119,250	$173,250	$195,750	$213,750
Change in fair value of warrant liabilities	29,250	13,500	(47,250)	27,000
Balance as of April 30,	$148,500	$186,750	$148,500	$186,750

The below table shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	April 30, 2024	April 30, 2023
Stock Price	$0.33	$0.43
Risk-free interest rates	4.05%	3.45%
Expected life (in years)	2.83	3.83
Expected volatility	601%	242%
Dividend yield	0%	0%

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024

(Unaudited)

Consolidation of financial statements

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and its subsidiaries, 1stPoint Communications, LLC and its subsidiaries (which includes Shelcomm, Inc), Endstream Communications, LLC, American Network Inc. and HammerPay [USA], Ltd. The financial statements for Hammer Fiber Optics Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Its subsidiaries, Hammer Fiber Optics Investments, Ltd., Hammer Wireless - SL, Ltd and its former subsidiary Open Data Centers, LLC, are discontinued and are considered discontinued operations. Open Data Centers, LLC was dissolved on December 30, 2020.

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

Prior period reclassifications

We have reclassified certain amounts in prior periods to conform with current presentation. Notes payable, convertible notes payable, and convertible notes payable – related parties which were reported within loans payable at July 31, 2023 have been reclassified into their own lines within the condensed consolidated balance sheet.

Basic and diluted loss per share

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth the number of potential shares of common stock that have been excluded from basic net loss per share because their effect was anti-dilutive for the three and nine months ended:

	April 30, 2024	April 30, 2023
Warrants	450,000	450,000
Convertible Promissory Notes	1,319,547	1,070,858
Convertible Promissory Notes – Related Parties	5,199,214	1,808,851
Total	6,968,761	3,329,709

Recent accounting pronouncements

In the period from August 1, 2023 through June 2024 the FASB has not issued any additional accounting standards updates that have a significant impact on the Company.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022, for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. On August 1, 2023, the Company adopted ASC 326, "Financial Instruments - Credit Losses". the adoption did not have a material impact on Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”). The purpose of ASU 2020-06 is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (“GAAP”) for certain financial instruments with characteristics of liabilities and equity. The amendments in ASU 2020-06 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on August 1, 2023, and the impact was considered immaterial on Company’s consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

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

April 30, 2024

(Unaudited)

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

April 30, 2024

(Unaudited)

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the Company's filing of its Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2023, with the Securities and Exchange Commission on June 21, 2023, the Company performed an evaluation of its accounting in relation with warrants issued in conjunction with the February 11, 2022 Mast Hill Fund, L.P. and February 17, 2022 Talos Victory Fund, L.P. convertible notes. Management determined that the Original Form 10-Q does not give effect to certain expenses identified. Accordingly, the Company restates its consolidated financial statements in this Form 10-Q as outlined further below. Upon review of the Company's previously filed 10-Q, the following errors were discovered and recorded:

1. Financing expense associated with the two convertible notes has been accrued and amortized instead of expensed in accordance with ASC 470-20-25.

2.    The change in value of the warrants issued in conjunction with two convertible notes have been valued in accordance with ASC 820-10 as clarified by ASU 2022-03.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024

(Unaudited)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported condensed consolidated statement of operations for the three and nine months ended April 30, 2023:

	Three Months Ended				Nine Months Ended
	April 30,			April 30,	April 30,			April 30,
	2023	Adjustments		2023	2023	Adjustments		2023
	(As Filed)			(As Restated)	(As Filed)			(As Restated)
Revenues	$767,527	$-		$767,527	$2,311,277	$(239)	(4)	$2,311,038
Costs and expenses:
Cost of sales	583,813	-		583,813	1,749,128	-		1,749,128
Selling, general and administrative expenses	213,515	(23,238	)(1,4)	190,277	914,616	59,104	(1,4)	973,720
Depreciation expense	14,608	-		14,608	45,416	-		45,416
Total operating expenses	811,936	(23,238)		788,698	2,709,160	59,104		2,768,264
Operating (loss) income	(44,409)	23,238		(21,171)	(397,883)	(59,343)		(457,226)
Other income (expense)
Other income	-	11,467	(1)	11,467	-	11,467	(1)	11,467
Interest expense	(231)	(6,148	) (1)	(6,379)	11,272	(18,900	) (1)	(7,628)
Financing expenses	(6,285)	(169,675	) (1)	(175,960)	(6,285)	(310,612	) (1)	(316,897)
Warrant adjustment to fair value	-	(13,500)	(1)	(13,500)	-	27,392	(1)	27,392
Gain on extinguishment of convertible debt	-	-		-	-	115,357	(2)	115,357
Other expenses	(168)	-		(168)	(19,349)	17,948	(4)	(1,401)
Total other expenses	(6,684)	(177,856)		(184,540)	(14,362)	(157,348)		(171,710)
Net loss	$(51,093)	$(154,618)		$(205,711)	$(412,245)	$(216,691)		$(628,936)
Weighted average number of common shares outstanding - basic and diluted	62,078,537	-		62,078,537	61,545,118	-		61,545,118
Loss per share- basic and diluted	$(0.00)			$(0.00)	$(0.01)			$(0.01)

The following table sets forth the effects of the adjustments on affected items within the Company's condensed consolidated statement of comprehensive income for the three and nine months ended April 30, 2023:

	Three Months Ended				Nine Months Ended
	April 30,			April 30,	April 30,			April 30,
	2023	Adjustments		2023	2023	Adjustments		2023
	(As Filed)			(As Restated)	(As Filed)			(As Restated)
Net loss	$(51,093)	$(154,618	)(1,4)	$(205,711)	$(412,245)	$(216,691	)(1,2)	$(628,936)

Foreign currency translation adjustments	(27,369)	54,494	(3)	27,125	(27,369)	-		(27,369)

Comprehensive loss	$(78,462)	(100,124)		$(178,586)	$(439,614)	(216,691)		$(656,305)

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024

(Unaudited)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated statements of cash flows for the nine months ended April 30, 2023:

	April 30,			April 30,
	2023	Adjustments		2023
	(As Filed)			(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(412,245)	$(216,691	) (1,2,3)	$(628,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	45,416	1,000	(4)	46,416
Warrant adjustment to fair value	-	(27,392	) (1)	(27,392)
Gain on extinguishment of convertible debt	-	(115,357	) (2)	(115,357)
Noncash interest expense	-	316,897	(1)	316,897
Changes in operating assets and liabilities:
Accounts receivable	(53,533)	-		(53,533)
Prepaid expenses	(1,677)	-		(1,677)
Accounts payable	8,748	(22,541	) (4)	(13,793)
Deferred revenue	9,845	-		9,845
Net cash provided by (used in) operating activities	(403,446)	(64,084)		(467,530)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(69,179)	55,041		(14,138)
Net cash provided by (used in) investing activities	(69,179)	55,041		(14,138)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(33,409)	(44,175	) (4)	(77,584)
Proceeds from notes payable	167,958	13,460	(4)	181,418
Proceeds from convertible notes payable – related parties	-	35,500	(4)	35,500
Net cash provided by (used in) financing activities	134,549	4,785		139,334

Effect of foreign currency on cash	(31,627)	4,258	(4)	(27,369)

Net increase (decrease) in cash	(369,703)	-		(369,703)
Cash, beginning of period	482,910	-		482,910
Cash, end of period	$113,207	-		$113,207
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$35,859	$-		$35,859
Cash paid for taxes	$1,401	$-		$1,401
Shares issued for debt conversion	$297,364	$-		$297,364

The specific explanations for the items noted above in the restated financial statements are as follows:

(1) During February 2022, the Company entered into two convertible notes that included warrants exercisable for five years. Management determined that the original consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows amounts did not give effect to the issuance of warrants to purchase shares at a price between $1.50 and $3.00 per share of the common stock outstanding. The Company recorded an additional noncash interest expense of $117,508 and $183,705 (included within selling, general and administrative expenses, interest expense and financing expenses) and the adjustment to the fair value of $(9,000) and $40,892 for the three and nine months ended April 30, 2023, respectively, in relation to the Warrant.

(2) On October 4, 2022 Talos Fund exercised its right to convert the principal and accrued interest from its promissory note in the amount of $297,364 at $0.58 per share of the Company's common stock. The conversion price was above the market price at closing of $0.355 per share. Therefore, the Company recognized a gain of $115,357 on conversion.

(3) During the three and nine months ended April 30, 2023, the business transactions of the Company's West African subsidiary, Hammer Wireless - SL, Ltd., whose functional currency is the Sierra Leonean Leone, incurred $27,369 in foreign currency translation adjustments.

(4) Other corrections with immaterial impact on the condensed consolidated statement of operations and statement of cash flow.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024

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

The following summarizes the assets and liabilities of the discontinued operations:

	April 30, 2024	July 31, 2023
Assets
Current Assets
Cash	$-	$-
Accounts receivable	-	-
Other current assets	-	-
Total current assets	-	-
Other Assets
Property and equipment- net	-	-
Intangible assets	-	-
Total other assets	-	-
Total Assets	$-	$-
Liabilities and Net Assets
Current Liabilities
Accounts payable	$545,993	$545,994
Notes payable- related parties	-	-
Current portion of long-term notes payable - related parties	-	-
Accrued interest	-	-
Rent Concessions	-	-
Total current liabilities	545,993	545,994
Net assets (liabilities)	$(545,993)	$(595,994)

NOTE 7 - PROPERTY AND EQUIPMENT

As of April 30, 2024 and July 31, 2023, property and equipment consisted of the following:

	April 30,	July 31,
	2024	2023	Life
Computer, Telecom equipment & Software	$1,289,621	$1,274,303	5 years
Less: Accumulated depreciation	(1,227,759)	(1,184,318)
Total	$61,862	$89,712

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS

As of April 30, 2024 and July 31, 2023, respectively, the Company had $7,439,858 and $7,406,827 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and costs capitalized. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset’s fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized. The Company did not recognize any intangible asset impairment charges during the three and nine months ended April 30, 2024 or 2023.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024

(Unaudited)

NOTE 9 - NOTES PAYABLE

On April 1, 2024, 1stPoint Communications entered into a financing agreement with a financial institution in the amount of $62,400. As of April 30, 2024, the principal amount remaining under this financial agreement was $56,160.

On March 20, 2023, 1stPoint Communications entered into a financing agreement with a financial institution in the amount of $58,000 and $2,320 in transaction fees. As of April 30, 2024 and July 31, 2023 the principal remaining under this financial agreement was $0 and $17,234.

On January 5, 2022, the Company entered into a convertible note with a related party in the amount of $29,253. The amount will convert into Common Stock at the Company’s option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. As of April 30, 2024 and July 31, 2023, the balance of this note was $24,253.

During the fiscal year 2022, the Company entered into a non-interest bearing loan with a financial institution in the amount of $10,972. As of April 30, 2024 and July 31, 2023 the principal remaining was $10,972.

On February 26, 2021, Endstream Communications entered into a financing agreement with a financial institution in the amount of $40,000. The amount was refinanced on March 25, 2022 and again on November 16, 2022 in the amount of $141,750. The amount was refinanced once more during the nine months ended April 30, 2024 in the amount of $50,379. As of April 30, 2024 and July 31, 2023 the principal remaining was $53,750 and $40,234.

As of April 30, 2024 and July 31, 2023, notes payable consisted of the following:

	April 30, 2024	July 31, 2023
Notes payable	$145,135	$92,693
Less: current portion, net	(145,135)	(92,693)
Long-term notes payable, net	$-	$-

NOTE 10 - RELATED PARTY CONVERTIBLE DEBT

On August 22, 2019, the Company entered into a convertible note with a related party in the amount of $12,000. $4,500 has been repaid. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. As of April 30, 2024 and July 31, 2023, the balance of this note was $7,500.

On August 24, 2019, the Company entered into a convertible note with two related parties (who were former partners in 1stPoint Communications, LLC) in the amounts of $12,000 and $6,000 respectively. Both notes bear interest at a rate of 6% annually and any interest may be accrued as either cash or stock at the option of the Company. The interest on this note has been forgiven by all parties. As of April 30, 2024 and July 31, 2023, the balances of these notes were $12,000 and $6,000 for both periods.

On March 24, 2020, the Company entered into a convertible note with the Chief Financial Officer in the amount of $43,000. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. As of April 30, 2024 and July 31, 2023, the balance of this note was $43,000.

On April 20, 2020, the Company entered into a convertible note with the Chief Financial Officer in the amount of $36,300 with an original maturity date of April 20, 2024. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. As of April 30, 2024 and July 31, 2023, the balance of this note was $36,300.

On September 1, 2020, the Company entered into a promissory note for the sum of $100,000 with a non-executive director. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. The note has been amended several times, with a total increase in funding of $61,300. As of April 30, 2024 and July 31, 2023, the balance of this note was $161,300.

On February 26, 2021, the Company entered into a convertible note with a related party in the amount of $25,000. The note bears interest at a rate of 6%, compounded monthly and payable upon repayment or conversion. Interest has been waived by the lender. The note has been amended several times, with a total increase in funding of $1,081,493. As of April 30, 2024 and July 31, 2023, the balance of this note was $1,106,493 and $472,500, respectively.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024

(Unaudited)

As of April 30, 2024 and July 31, 2023 all of the related party payables are reported as current liabilities in the Condensed Consolidated Balance Sheet and all interest and maturity dates have been waived by the holders of all promissory notes from all related parties.

All related party convertible notes, with the exception of the August 22, 2019, September 1, 2020, January 5, 2022 notes, have conversion terms of a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender.

The August 22, 2019, September 1, 2020, and January 5, 2022 notes have no conversion price explicitly stated.

As of April 30, 2024 and July 31, 2023, related parties convertible debt consisted of the following:

	April 30, 2024	July 31, 2023
Convertible notes payable – related parties	$1,372,593	$738,600
Less: current portion, net	(1,372,593)	(738,600)
Long-term convertible notes payable – related parties, net	$–	$–

NOTE 11 - CONVERTIBLE DEBT

On February 11, 2022, the Company entered into a Securities Purchase Agreement (the "Mast SPA") by and between the Company and Mast Hill Fund, L.P. ("Mast"). Pursuant to the terms of the Mast SPA, the Company agreed to sell to Mast and Mast agreed to purchase from the Company, a promissory note in the aggregate principal amount of $550,000 (the "Mast Note"), convertible into shares of the Company's common stock upon the terms and subject to the limitations and conditions set forth in the Mast Note. The Mast Note has an original issue discount of $55,000, resulting in gross proceeds to the Company of $495,000. Mast has piggyback registration rights pursuant to the terms of the Mast SPA. Mast Hill converted approximately $72,148 in interest and $1,750 in fees totaling approximately $73,897 into that number of shares of common stock on March 23, 2023.

The Company entered into the First Amendment to the Mast Note as of March 6, 2023, through which both parties agreed to increase the principal balance of the note by $62,000. As of April 30, 2024 and July 31, 2023, the balance of the Mast Note was $682,000.

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

The Mast Note bears interest at a rate of 12% per annum and matures on February 11, 2025. Any amount of principal or interest on the Mast Note which is not paid when due will bear interest at a rate of the lesser of (i) 16% per annum and (ii) the maximum amount permitted by law. The Mast Note may not be prepaid in whole or in part except as provided in the Mast Note by way of conversion at Mast's option. Mast has the right at any time to convert all or any part of the outstanding and unpaid principal amount and interest of the Mast Note into common stock, subject to a 4.99% equity blocker, at a conversion price of $0.58 per share; provided, however, that Mast is entitled to deduct $1,750 from the conversion amount in each case to cover Mast's fees associated with conversion. Mast's right to exercise each of the Mast Warrants is subject to a 4.99% equity blocker. Each of the Mast Warrants expires on the five-year anniversary of issuance.

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

On April 4, 2024, the Company entered into the Second Amendment to the Mast Note, effectively increasing the principal balance of the note by $70,000 and extending the maturity date of the note to February 11, 2025. The terms of the amendment also included the issuance of 475,000 shares of the Company’s common stock issued during the quarter ended April 30, 2024. The fair value of the common stock issued was determined using the stock price as of the date of the Second Amendment to the Mast Note at $0.199 per share or $94,525 in total. Such common stock shares issued are being accounted for as debt discount and recognized as financing expense for the period ended April 30, 2024.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024

(Unaudited)

As of April 30, 2024 and July 31, 2023, convertible debt consisted of the following:

	April 30, 2024	July 31, 2023
Convertible debt	$627,000	$557,000
Original issue discount	$55,000	$55,000
Less: current portion, net	(682,000)	(612,000)
Long-term convertible debt, net	$-	$-

NOTE 12 - INCOME TAXES

The Company's provision for income taxes was not material and the effective tax rate was 0% for the three and nine months ended April 30, 2024 and 2023. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock

On April 4, 2024, the Company entered into the Second Amendment to the Mast Note, which included the issuance of 475,000 shares of the Company's common stock issued during the quarter ended April 30, 2024 (see Note 11).

On March 6, 2023, Mast Hill amended the terms of its promissory note, which included the issuance of 475,000 shares of the Company's common stock issued during the quarter ended October 31, 2023.

On March 23, 2023, Mast Hill converted the promissory convertible note into 127,410 shares of the Company’s common stock (See Note 11).

On October 4, 2022, Talos converted the promissory convertible note into 512,696 shares of the Company's common stock (see Note 11).

Treasury Stock

The balance of Company Treasury Stock was unchanged during the period.

NOTE 14 - COMMITMENTS AND LEASES

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

In the matter of Cross River Fiber vs. Hammer Fiber Optics Investments, Ltd., the related party has paid its obligations and the matter is now considered closed. The claims by Calvi Electric and Horizon Blue Cross have not advanced.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024

(Unaudited)

NOTE 16 - SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through August 26, 2024, the date the financial statements were issued. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.

Management has reviewed the subsequent events and there is no material impact on the current financial statements or the valuation of the business.

On July 23, 2024, the Company received notification from Fruci & Associates II, PLLC, our independent accountant, that the original audit opinions issued by Fruci with the July 31, 2023 and July 31, 2022 Form 10-K filings by the Company were not supported with sufficient audit procedures and therefore should no longer be relied upon.

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper Networks Inc. with the intention to sell the Company's telecommunication assets to Viper. The assets include 1st Point Communications LLC., and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and 10% ownership in Wikibuli Inc. Viper is acquiring these assets in exchange for 2,500,000 (2.5 million) shares of the Company's common stock. Substantially all of the Company’s revenue recognized to date has been generated byEnd Stream Communications, LLC and 1st Point Communications LLC and its subsidiaries.

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

Results of Operations

Three Months Ended April 30, 2024 Compared to the Three Months Ended April 30, 2023

Net revenues for the three months ended April 30, 2024, and April 30, 2023 were $770,412 and $767,527 respectively, an increase of approximately $2,885 or 0.4%. The increase was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units.

During the three months ended April 30, 2024, the Company incurred total operating expenses of $1,059,174 compared with $788,698 during the comparable period April 30, 2023. This increase of approximately $270,476 or 35% is due to an increase in selling, general and administrative expenses of $262,008 in the quarter.

The Company recorded depreciation and amortization expense of $13,471 and $14,608 during the three months ended April 30, 2024, and April 30, 2023, respectively. During the three months ended April 30, 2024, and April 30, 2023 interest expense was $21,756 and $6,379 respectively.

During the three months ended April 30, 2024, the Company incurred total other expense of $215,705 primarily consisting of interest expense, financing expense, and loss on fair value of warrant liability, of $21,756, $173,520 and, $29,250, respectively. These expenses are partially offset by other income in the quarter of $9,621, which represents income from previously written-down customer accounts receivable. During the three months ended April 30, 2023 the Company incurred total other expense of $184,540 consisting of interest expense, financing expense, and loss on fair value of warrant liability of $6,379, $175,960, and $13,500. These expenses are partially offset by other income of $11,467.

During the three months ended April 30, 2024 the Company recorded a net loss of $504,467, compared to a loss of $205,711 in the same three-month period ended April 30, 2023. The increase in loss is due to a large increase in the Company’s total other expenses and selling, general, and administrative expenses quarter over quarter.

Nine Months Ended April 30, 2024 Compared to the Nine Months Ended April 30, 2023

Net revenues for the nine months ended April 30, 2024 and April 30, 2023 were $2,506,966 and $2,311,038 respectively, an increase of approximately $195,928 or 8.5%. The increase was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units.

During the nine months ended April 30, 2024, the Company incurred total operating expenses of $3,050,369 compared with $2,768,264, an increase of approximately $282,105 or 10.2%, for the comparable period ended April 30, 2023. The increase in expenses is due to the expenses associated with the Company’s diversification into the financial services markets and increased expenses associated with the expansion of the telecommunications business segment.

The Company recorded depreciation and amortization expense of $43,441 and $45,416 during the nine months ended April 30, 2024 and April 30, 2023 respectively. During the nine months ended April 30, 2024 and April 30, 2023 interest expense was $62,061 and $7,628 respectively.

During the nine months ended April 30, 2024, the Company incurred total other expense of $38,261 primarily consisting of interest expense, financing expense, and other expenses of $62,061, $187,955, and $13,915, respectively. These expenses are partially offset by other income in the nine months ended April 30, 2023 of $178,420, which represents income from previously written-down customer accounts receivable. During the nine months ended April 30, 2023 the Company incurred total other expenses of $171,710 consisting of interest expense and financing expense of $7,628 and $316,897. These expenses are partially offset by other income, gain on fair value of warrant liability, and gain extinguishment of convertible debt of $11,467, $27,392, and $115,357.

During the nine months ended April 30, 2024 the Company recorded a net loss of $581,664, compared to a loss of $628,936 in the same nine month period ended April 30, 2023. The increase in loss is due to a large increase in the Company's total other expenses and selling, general, and administrative expenses year over year.

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

Cash Flow from Operating Activities

During the nine months ended April 30, 2024 the Company’s total cash increased by $23,516, compared to a decrease in cash of $369,703 in the period ended April 30, 2023. Cash flow used in operating activities was $614,568, compared to $467,530 in the period ended April 30, 2023. The increase was partially due to an increase in net loss in the period as well as increases in accounts receivables, decreases in accounts payables, and decreases in deferred revenues, partially offset by a decrease in non-cash interest expense and depreciation expense.

Cash Flow from Investing Activities

During the nine months ended April 30, 2024, the Company’s investing activities used $48,349, compared to $14,138 used in investing activities during the nine months ended April 30, 2023. The increase was primarily due to an increase in the purchases of property and equipment as well as an increase in capitalized intangible assets during the period ended April 30, 2024.

Cash Flow from Financing Activities

During the nine months ended April 30, 2024, cash flow provided by financing activities was $686,433 compared with $139,334 provided during the nine months ended April 30, 2023. The increase is primarily attributable to greater borrowings of notes payable and convertible notes payable – related parties during the period. During the nine months ended April 30, 2024, the Company received approximately $77,279 more in proceeds from notes payable and approximately $452,574 more in proceeds from convertible notes payable – related parties as compared to the nine months ended April 30, 2023.

Going Concern

As of April 30, 2024, doubt existed as to the Company's ability to continue as a going concern as the Company has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For the nine-month period ended April 30, 2024, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended July 31, 2023.

Recently Issued Accounting Pronouncements

In the period from July 2023 through April 2024, the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to reasonably ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we conducted an evaluation under the supervision and with the participation of our Principal Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2024, the disclosure controls and procedures of our Company were not effective.

Material Weakness

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. Specifically, this is due to an inherent staffing limitation to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the condensed consolidated financial statements.

Limitations on Effectiveness of Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the fiscal year 2024, we engaged an outsourced firm with a panel of CPA consultants to assist in building internal controls and preparing financial reports, and to establish best practices and help us document and implement all the checks and balances needed for all financial areas.

Except as listed above, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against or affecting our Company, our common stock, our subsidiary or of our companies or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2024, the Company entered into the Second Amendment to the Mast Note, which included the issuance of 475,000 shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which has not been previously disclosed.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.01	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2022
31.02	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2022
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024 March 31, 2024, is formatted in Inline XBRL.

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

HAMMER FIBER OPTICS HOLDINGS CORP

Date: August 26, 2024	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: August 26, 2024	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer