Form 10-K
period 2024-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2025-02-04
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

Commission File Number 000-1539680

HAMMER FIBER OPTICS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1032170
(State of incorporation)	(I.R.S. Employer Identification No.)

6151 Lake Osprey Drive, Sarasota, FL 34240

(Address of principal executive offices)

941-306-3019

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Non-Accelerated Filer	[X]
Accelerated Filer	[ ]	Smaller Reporting Company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ].

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of January 31, 2024 was approximately $17,550,665 based on the closing price of $0.28 per share of common stock as quoted on the OTC Pink Marketplace on that date.

As of February 4, 2025, there were 63,155,947 shares of the registrant's $0.001 par value common stock issued and 61,402,612 shares outstanding.

Documents Incorporated by Reference

None

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," "may," "should," "could," "will," "plan," "future," "continue," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

HAMMER TECHNOLOGY HOLDINGS CORP.
TABLE OF CONTENTS
TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2024

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," "may," "should," "could," "will," "plan," "future," "continue," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

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

• risks related to tax assessments

• advances in technologies, and

• other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements. As used in this current report, the terms "we", "us", "our" and the "company" refer to Hammer Technology Holdings Corp.

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

On May 3, 2016, the Financial Industry Regulatory Authority ("FINRA") approved the merger with our wholly-owned subsidiary, Hammer Fiber Optics Holdings Corp. Accordingly, thereafter, the Company's name was changed and our shares of common stock began trading on the Over the Counter Bulletin Board (OTCBB) under our new ticker symbol "HMMR" as of May 27, 2016.

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

On October 25, 2021 our board of directors approved a share exchange agreement with Telecom Financial Services Limited ("TFS") for the acquisition of one hundred percent (100%) of its stock. TFS owns the intellectual property critical to the operations of the company's financial technology business unit as well as certain key supplier, marketing and operating agreements. The acquisition of TFS closed on January 3, 2022. TFS has been renamed HammerPay [USA] Ltd.

On July 31, 2023 our board of directors approved the discontinuation of the operations of Hammer Wireless (SL) Limited, the company's data communications service in Sierra Leone. The operations were discontinued in March 2020 and all assets have been written down.

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper Networks, Inc. with the intention to sell the Company’s telecommunications assets to Viper. The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and 10% ownership in Wikibuli Inc. Viper has acquired these assets in exchange for 2,500,000 (2.5 Million) shares of the Company's common stock. The transaction closed on November 1, 2024. With the divestiture of the telecommunications assets, the Company has begun to concentrate its efforts on its fintech initiatives. HammerPay is a scalable, mobile-first financial services technology platform featuring an advanced digital wallet and neo-banking system, designed for global deployment in both developed and emerging markets.

On July 31, 2024, the Board approved a resolution to amend the Articles of Incorporation to change the Company's name to Hammer Technology Holdings Corp. The Board believes that the name change better reflects the nature of the Company's ongoing business operations.  The majority vote of shareholders approved the name change by written consent in lieu of a meeting on September 1, 2024.

Current Operations

Hammer Technology Holdings Corp (OTCPK:HMMR) is a company focused on sustainable shareholder value investing in both financial services technology and wireless telecommunications infrastructure.

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

Employees

We currently have ten employees, six of which are full-time employees and four are part time.

Available Information

Our Internet website address is http://www.hmmrgroup.com. Through our website, we make available, free of charge, reports that we file with the Securities and Exchange Commission ("SEC"), which include, but are not limited to, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any and all amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be also accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Risks Associated with Our Business

Our operations and financial performance could be negatively impacted if the markets for our products do not develop and expand as we anticipate.

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

• Global economic downturns, market declines, or financial disruptions, including those affecting migration patterns, could harm our business, financial condition, operations, and cash flows.

• Competition from various providers, including banks, payment services, digital currencies, and emerging technologies, could adversely impact our ability to compete effectively and achieve future success.

• If customer confidence in our business or in consumer money transfer and payment service providers generally deteriorates, our business, financial condition, results of operations, and cash flows could be adversely affected.

• Failure to maintain agent or business relationships under acceptable terms, including challenges from compliance costs, banking access issues, or non-compliance by agents or subagents, could adversely affect our business and financial condition.

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

Our directors and named executive officers are also our principal stockholders, and as such they will be able to exert significant influence over matters submitted to stockholders for approval, which could delay or prevent a change in corporate control or result in the entrenchment of management or the Board of Directors, possibly conflicting with the interests of other stockholders.

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

There is substantial doubt about the entity's ability to continue as a going concern.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTCPK quotation system in which shares of our common stock are listed have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

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

We cannot predict the extent to which an active public market for trading our common stock will be sustained. The trading price of our common shares has historically been sporadically or "thinly-traded" meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the United States Security & Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA), have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practice.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

To date, the Company has not identified any cybersecurity incidents which have materially affected, or are reasonably likely to materially affect, the Company's business strategy, results of operations or financial condition.  The Company has not implemented any specific policies with respect to monitoring and managing cybersecurity threats. Moreover, the Company is aware of the evolution of cybersecurity risks and is taking proactive steps by keeping up to date our information systems and educating our personnel about these risks.

The Company recognizes the importance of developing, implementing, and maintaining cybersecurity measures to safeguard its information systems and protect the confidentiality, integrity, and availability of the data. The Company will be looking to adopt cybersecurity processes, technologies and controls to aid in its efforts to assess, prevent, identify and manage such risks.

ITEM 2. PROPERTIES

The Company does not own any real property, nor have any long term lease obligations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against or affecting our Company, our common stock, our subsidiary or of our companies or our subsidiary's officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON EQUITY

Market Information

Our Common Stock is quoted under the ticker symbol "HMMR" on the OTC Pink marketplace.

On February 3, 2025, the last reported sales price per share of our Common Stock on the OTC Pink was $0.0235.

Security Holders

As of February 3, 2025, we had 380 record holders of our Common Stock.

Dividends

We have not paid any cash dividends to our stockholders. The declaration of any future cash dividends is at the discretion of our Board and depends upon our earnings, if any, our capital requirements and financial position, and general economic conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Recent Sales of Unregistered Securities

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

Results of Operations

For the Year Ended July 31, 2024 Compared to the Year Ended July 31, 2023

	2024	2023	$ Change	% Change
Revenues	$3,279,946	$3,256,611	$23,335	0.7%
Cost of sales	2,398,667	2,426,456	(27,789)	(1.1)%
Selling, general and administrative expenses	1,541,011	1,359,339	181,672	13.4%
Depreciation and amortization expense	731,581	717,860	13,721	1.9%
Total operating expenses	$4,671,259	$4,503,655	$167,604	3.7%

Net revenues for the year ended July 31, 2024 and 2023 were $3,279,946 and $3,256,611 respectively, an increase of approximately $23,335 or 0.7%. The increase was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units.

During the year ended July 31, 2024, the Company incurred total operating expenses of $4,671,259 compared with $4,503,655, an increase of approximately $167,604 or 3.7%, for the comparable period ended July 31, 2023. The increase in expenses is due to the expenses associated with the Company's diversification into the financial services markets and increased expenses associated with the expansion of the telecommunications business segment.

The Company recorded depreciation and amortization expense of $731,581 and $717,860 during the year ended July 31, 2024 and 2023, respectively. During the year ended July 31, 2024 and 2023, interest expense was $86,043 and $20,618 respectively.

	2024	2023	$ Change	% Change
Other income (expense)
Other income	$293,753	$262,259	$31,494	12.0%
Interest expense	(86,043)	(20,618)	(65,425)	317.3%
Warrant financing expenses	(164,525)	(145,725)	(18,800)	12.9%
Financing expenses	(36,617)	(255,532)	218,915	(85.7)%
Warrant adjustment to fair value	177,750	18,000	159,750	887.5%
Other expenses	(26,018)	(175,559)	149,541	(85.2)%
Total other income (expense)	$158,300	$(317,175)	$475,475	(149.9)%

During the year ended July 31, 2024, the Company incurred total other income of $158,300 primarily consisting of interest expense, warrant financing expenses, financing expense, and other expenses of $86,043, $164,525, $36,617, and $26,018, respectively. These expenses are partially offset by other income in the twelve months ended July 31, 2024 of $293,753, which represents income from previously written-down customer accounts receivable and gain in fair value of warrant liability of $177,750. During the year ended July 31, 2023 the Company incurred total other expenses of $317,175 consisting of interest expense, warrant financing expenses, financing expense, and other expenses of $20,618, $145,725, $255,532 and $175,559, respectively. These expenses are partially offset by other income of $262,259 and a gain on fair value of warrant liability of $18,000.

During the twelve months ended July 31, 2024 the Company recorded a net loss from continuing operations of $1,233,013, compared to a loss of $1,564,219 in the same twelve-month period ended July 31, 2023. The decrease in loss is due to a large decrease in the Company's total other expenses and selling, general, and administrative expenses year over year.

Liquidity and Capital Resources

We have financed our operations since inception primarily through notes payable from related parties, which have been disclosed herein under Related Party Transactions. The Company had cash and cash equivalents of $74,133 and $66,688 as of July 31, 2024 and 2023, respectively.

See the analysis below of the cash flow statement for further details pertaining to liquidity.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors have included in their report on our audited financial statements for the fiscal years ended July 31, 2024 and 2023 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

The Company is at risk of remaining a going concern. Its ability to remain a going concern is dependent upon whether the Company can raise debt and/or equity capital from third party sources for both working capital and business development needs until such time as the Company may be substantially sustained as a going concern through cash flow from operations.

	2024	2023	$ Change

Net cash used in operating activities - continuing operations	$(760,238)	$(866,756)	$106,518
Net cash used in operating activities - discontinued operations	-	230,050	(230,050)
Net cash used in investing activities	(19,719)	(12,650)	(7,069)
Net cash provided by financing activities	787,402	233,134	554,268
Net increase (decrease) in cash and cash equivalents	$7,445	$(416,222)	$423,667

Cash Flow from Operating Activities

During the year ended July 31, 2024 the Company's total cash increased by $7,445, compared to a decrease in cash of $416,222 in the period ended July 31, 2023. Cash flow used in operating activities was $760,238, compared to $636,706 in the period ended July 31, 2023. The increase in cash was partially due to a decrease in net loss in the period as well as decreases in accounts payables, an increase in commitment shares issued, and decreases in deferred revenues, partially offset by a decrease in non-cash interest expense.

Cash Flow from Investing Activities

During the twelve months ended July 31, 2024, the Company's investing activities used $19,719, compared to $12,650 used in investing activities during the twelve months ended July 31, 2023. The increase was primarily due to an increase in the purchases of property and equipment as well as an increase in capitalized intangible assets during the period ended July 31, 2024.

Cash Flow from Financing Activities

During the year ended July 31, 2024, cash flow provided by financing activities was $787,402 compared with $233,134 provided during the year ended July 31, 2023. The increase is primarily attributable to greater borrowings of notes payable and convertible notes payable - related parties during the period. During the year ended July 31, 2024, the Company received approximately $492,474 more in proceeds from convertible notes payable - related parties as compared to the year ended July 31, 2023.

Going Concern

As at July 31, 2024, substantial doubt existed as to the Company's ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in accordance with GAAP requires application of management's subjective judgments, often requiring estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in "Note 3 - Summary of Significant Accounting Policies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, we believe that the following accounting policies require the application of significant judgments and estimates.

Warrant Fair Value

Our warrant fair value estimates are based on the Black Scholes model using quoted market prices and estimated volatility factors based on historical prices of the Company's common stock.

Intangible Assets

Our intangible assets, composed of intellectual property and customer contracts, were obtained through the Company's January 2022 acquisition of Telecom Financial Services, Ltd. ("TFS"). A valuation specialist was contracted to determine a purchase price allocation for the $4,230,000 paid for TFS. Ultimately, it was determined that the technology platform is valued at approximately $3,867,222 and the customer contract at approximately $367,778. These assets have useful lives of between 5 and 7 years and are amortized on a straight-line basis. Periodically, the Company assesses its intangible assets for impairment.

Recently Issued Accounting Pronouncements

In the period from July 2023 through July 2024, the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

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

July 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hammer Fiber Optics Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hammer Fiber Optics Holdings Corp. (“the Company”) as of July 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of a Matter - Restatement of Previously Issued Financial Statements

As discussed in Note 5 to the financial statements, the Company has restated its previously issued financial statements for the year ended July 31, 2023, as the Company performed an evaluation of its accounting in relation to intangible assets subject to amortization, and updated the allowance for uncollectable accounts to confirm to the guidance in ASU No. 2016-13. Our opinion on the financial statements as of July 31, 2023 is not modified with respect to this matter.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC - PCAOB ID #05525

We have served as the Company's auditor since 2022.

Spokane, Washington

February 4, 2025

HAMMER TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2024	2023
		(as restated)
ASSETS
Current Assets
Cash and cash equivalents	$74,133	$66,688
Accounts receivable, net	110,894	139,920
Security deposits	7,316	7,316
Prepaid expenses	13,923	18,675
Total current assets	206,266	232,599

Property and equipment, net	51,043	89,712
Intangible assets, net	2,779,520	3,418,793

Total assets	$3,036,829	$3,741,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$993,761	$1,205,995
Notes payable	108,603	92,693
Convertible notes payable	682,000	612,000
Convertible notes payable - related parties	1,510,093	738,600
Warrant liabilities	18,000	195,750
Unissued Stock	-	105,925
Deferred revenue	141,156	172,900
Current liabilities from discontinued operations	544,533	545,994
Total current liabilities	3,998,146	3,669,858

Total liabilities	3,998,146	3,669,858

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 250,000,000 shares authorized 63,155,947 and 62,205,947 shares issued; 61,402,612 and 60,452,612 shares outstanding at July 31, 2024 and July 31, 2023, respectively	63,156	62,206
Additional paid-in capital	28,007,940	27,808,440
Accumulated deficit	(29,032,413)	(27,799,400)
Total Stockholder's Equity	(961,317)	71,246

Total Liabilities and Stockholders' Equity	$3,036,829	$3,741,104

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	July 31,
	2024	2023
		(as restated)
Revenues	$3,279,946	$3,256,611
Cost of sales	2,398,667	2,426,456
Gross margin	881,279	830,155

Selling, general and administrative expenses	1,541,011	1,359,339
Depreciation expense	731,581	717,860
Total operating expenses	2,272,592	2,077,199

Loss from operations	(1,391,313)	(1,247,044)

Other income (expense)
Other income	293,753	262,259
Interest expense	(86,043)	(20,618)
Warrant financing expense	(164,525)	(145,725)
Financing expenses	(36,617)	(255,532)
Change in fair value of warrant liabilities	177,750	18,000
Other expenses	(26,018)	(175,559)
Total other income (expense)	158,300	(317,175)

Income (loss) before discontinued operations	(1,233,013)	(1,564,219)

Income (loss) from discontinued operations	-	(1,013,600)

Net loss	$(1,233,013)	$(2,577,819)

Weighted average number of common shares outstanding - basic and diluted	62,755,125	62,205,947

Basic and diluted loss per share
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	$0.00	$(0.01)
Total	$(0.02)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended July 31, 2024 and 2023

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2022 (as restated)	61,565,841	$61,566	1,753,335	$-	$27,564,129	$(25,221,581)	$2,404,114
Conversion shares issued	640,106	640	-	-	244,311	-	244,951
Net loss for the year	-	-	-	-	-	(2,577,819)	(2,577,819)
Balance, July 31, 2023 (as restated)	62,205,947	$62,206	1,753,335	$-	$27,808,440	$(27,799,400)	$3,129,432
Commitment shares issued	950,000	950	-	-	199,500	-	200,450
Net loss for the year	-	-	-	-	-	(1,233,012)	(1,233,012)
Balance, July 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,032,413)	$(961,317)

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED STATEMENT CASH FLOWS

	For the Years Ended
	July 31,
	2024	2023
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,233,013)	$(2,577,819)
Loss from discontinued operations	-	1,013,600
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	731,581	717,860
Warrant adjustment to Fair Value	(177,750)	(18,000)
Commitment shares issued	94,525	-
Noncash interest and financing expense	70,000	227,872
Write-down of intangible assets	-	57,875
Changes in operating assets and liabilities:
Accounts receivable	29,026	(21,986)
Security deposits	-	3,766
Prepaid expenses	4,752	(3,929)
Accounts payable	(247,615)	(117,821)
Deferred revenue	(31,744)	(148,174)
Net cash provided by (used in) operating activities continuing operations	(760,238)	(866,756)
Net cash provided by (used in) operating activities- discontinued operations	-	230,050
Net cash used in operating activities	(760,238)	(636,706)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,719)	(12,650)
Net cash provided by (used in) investing activities- continuing operations	(19,719)	(12,650)
Net cash provided by (used in) investing activities- discontinued operations	-	-
Net cash used investing activities	(19,719)	(12,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(106,490)	(168,284)
Proceeds from notes payable	893,892	401,418
Net cash provided by (used in) financing activities- continuing operations	787,402	233,134
Net cash provided by (used in) financing activities- discontinued operations	-	-
Net cash provided by financing activities	787,402	233,134

Effect of foreign currency on cash	-	-

Net increase (decrease) in cash	7,445	(416,222)

Cash and cash equivalent, beginning of period	66,688	482,910
Cash and cash equivalent, end of period	$74,133	$66,688
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$21,756	$20,618
Cash paid for taxes	$800	$1,415
Commitment shares issued	$200,450	$244,311

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS July 31, 2024

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Hammer Technology Holdings Corp (OTCPK:HMMR) is a company focused on sustainable shareholder value investing in both financial services technology and wireless telecommunications infrastructure.

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

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

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

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper Networks, Inc. with the intention to sell the Company's telecommunications assets to Viper. The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and 10% ownership in Wikibuli Inc. in exchange for 2,500,000 (2.5 Million) shares of the Company's common stock. The transaction closed on November 1, 2024.

With the divestiture of the telecommunications assets, the Company has begun to concentrate its efforts on its fintech initiatives. HammerPay is a scalable, mobile-first financial services technology platform featuring an advanced digital wallet and neo-banking system, designed for global deployment in both developed and emerging markets.

On July 31, 2024, the Board approved a resolution to amend the Articles of Incorporation to change the Company's name to Hammer Technology Holdings Corp. The Board believes that the name change better reflects the nature of the Company's ongoing business operations.  The majority vote of shareholders approved the name change by written consent in lieu of a meeting on September 1, 2024.

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

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

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

Intangible Assets

Our intangible assets with finite lives, including customer lists and internal-use software, are amortized over their estimated useful lives. We assess all amortizable intangible assets and other long-lived assets for impairment whenever circumstances or changes suggest the asset's carrying amount may not be recoverable. If impairment indicators are present, we evaluate recoverability by comparing the carrying amount of the asset group to its anticipated net undiscounted cash flows. Should these cash flows be less than the carrying amount, we proceed to determine the asset's fair value and record any necessary impairment. Each year, we also re-evaluate the useful life of these intangible assets to decide if adjustments to their remaining useful lives are warranted based on current events and conditions.

The Company did not recognize any intangible asset impairment charges during the years ended July 31, 2024 or 2023.

As of July 31, 2024, the Company had a total of $2,779,520 of net intangible assets with finite useful lives, which consisted of customer contracts of $2,440,050 and internal-use software in the aggregate of $339,470.

As of July 31, 2023, the Company had a total of $3,418,793 of net intangible assets with finite useful lives, which consisted of customer contracts of $2,991,858 and internal-use software in the aggregate of $426,935.

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

At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Amounts invoiced or collected in advance of product delivery or providing services are recorded as unearned revenue or customer deposits. The company accrues for sales returns, bad debts, and other allowances based on its historical experience. The Company's revenues are derived from its subsidiaries, 1stPoint Communications, LLC, Endstream Communications, LLC and Shelcomm, Inc. 1stPoint's and Shelcomm's revenues are derived from retail web and voice hosting services as well as carrier hosting services. These are contracted agreements which are billed monthly, and revenues are recognized in the period.

In some cases customers sign longer term agreements (up to two years) and prepay for those services. Revenues are recognized in the period the services are delivered. Endstream's revenue is derived from post-paid and pre-paid wholesale voice services and billed on a usage basis. Revenues are recognized in the period in which the services are delivered.

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

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. As of July 31, 2024 and 2023, the Company's allowance for estimated uncollectible amounts was $136,299 and $120,713.

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

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
		Fair Value Measurements at July 31, 2024 using:
	July 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$18,000	-	-	18,000

		Fair Value Measurements at July 31, 2023 using:
	July 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$195,750	-	-	195,750

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of July 31, 2024 and 2023:

	For the Year Ended
	July 31, 2024	July 31, 2023
Beginning Balance	$195,750	$213,750
Change in fair value of warrant liabilities	(177,750)	(35,862)
Balance as of July 31,	$18,000	$195,750

The below table shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	July 31, 2024	July 31, 2023
Stock Price	$0.04	$0.45
Risk-free interest rates	4.10%	4.51%
Expected life (in years)	2.53	3.53
Expected volatility	868%	114%
Dividend yield	0%	0%

Consolidation of financial statements

Hammer Technology Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and its subsidiaries, 1stPoint Communications, LLC and its subsidiaries (which includes Shelcomm, Inc), Endstream Communications, LLC, American Network Inc. and HammerPay [USA], Ltd.  The financial statements for Hammer Technology Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Its subsidiaries, Hammer Fiber Optics Investments, Ltd., Hammer Wireless - SL, Ltd and its former subsidiary Open Data Centers, LLC, are discontinued and are considered discontinued operations. Open Data Centers, LLC was dissolved on December 30, 2020.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation and other comprehensive loss

We transact business in various foreign currencies including the Euro and the Leone. In general, The functional currency of Hammer Wireless - SL, Ltd., the Company's Sierra Leone subsidiary, is the Sierra Leonean Leone. Consequently, revenues and expenses of operations outside the United States are translated into USD Dollars using the weighted-average exchange rates on the period end date and assets and liabilities of operations outside the United States are translated into US Dollars using the change rate on the balance sheet dates. The effects of foreign currency translation adjustments amounted to approximately $54,000 and are reported in the Company's Consolidated Statement of Comprehensive Income (Loss) and Consolidated Statements of Stockholders' Equity (Deficit). On July 31, 2023, the Board of Directors approved the discontinuation of the Hammer Wireless - SL, Ltd, subsidiary.

Prior period reclassifications

We have reclassified certain amounts in prior periods to conform with current year's presentation. Notes payable, convertible notes payable, and convertible notes payable - related parties which were reported within loans payable at July 31, 2023 have been reclassified into their own lines within the consolidated balance sheet.

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

The following table sets forth the number of potential shares of common stock that have been excluded from basic net loss per share because their effect was anti-dilutive for the years ended:

	July 31, 2024	July 31, 2023
Warrants	450,000	450,000
Convertible Promissory Notes	1,355,113	1,070,858
Convertible Promissory Notes - Related Parties	44,310,226	2,052,123
Total	46,115,339	3,572,981

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today's "incurred loss" approach with an "expected loss" model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022, for SEC filers that are eligible to be smaller reporting companies under the SEC's definition, as well as private companies and not-for-profit entities. In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. On August 1, 2023, the Company adopted ASC 326, "Financial Instruments - Credit Losses". the adoption did not have a material impact on Company's consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, "Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)" ("ASU 2020-06"). The purpose of ASU 2020-06 is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles ("GAAP") for certain financial instruments with characteristics of liabilities and equity. The amendments in ASU 2020-06 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on August 1, 2023, and the impact was considered immaterial on Company's consolidated financial statements.

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for us for fiscal year ending July 31, 2025 and interim periods beginning in October 2025, with early adoption permitted. We expect this ASU to only impact our disclosures, which will be made on a retrospective basis, with no impacts to our results of operations, cash flows and financial condition.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. This ASU requires disclosure, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, the ASU requires disclosure of income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for the Company for 2025, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

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

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the Company's filing of its Annual Report on Form 10-K for the year ended July 31, 2023, with the Securities and Exchange Commission on February 16, 2024 and amended on May 8, 2024, the Company performed an evaluation of its accounting in relation to intangible assets subject to amortization. Management determined that the Original and Amended Form 10-K do not give effect to certain expenses identified. Accordingly, the Company restates its consolidated financial statements in this Form 10-K as outlined further below. Upon review of the Company's previously filed 10-K, the following errors were discovered and recorded:

1. In accordance with ASU No. 2016-13, the Company has re-evaluated its measurement of credit losses pertaining to its accounts receivable and noted that its allowance for uncollectable accounts should be increased by $98,900 as of July 31, 2022. The Balance Sheet has been updated to properly reflect such impairment as of July 31, 2023.

2. The Company evaluated its intangible assets with indefinite lives as of July 31, 2024 and deemed it appropriate to impair all assets relating to the telecommunications industry that would be divested following the agreement with Viper Networks, as detailed in Note 2 and Note 18. The Balance Sheet has been updated to properly reflect such impairment as of July 31, 2023. There has been no effect on the Statement of Operations, Statement of Changes in Stockholder Equity (Deficit), or the Statement of Cash Flows for the year ended July 31, 2023.

3. Amortization expense associated with two intangible assets, software and customer contracts, had not been amortized in accordance with ASC 350-30-35. The Statement of Operations and the Statement of Cash Flows for the period ended July 31, 2023 have been updated to properly reflect the amortization expense of intangible assets.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated balance sheets for the year ended July 31, 2023:

	July 31,			July 31,
	2023	Adjustments		2023
				(as restated)
ASSETS
Current Assets
Cash and cash equivalents	$66,688	$-		$66,688
Accounts receivable, net	238,820	(98,900)	(1)	139,920
Security deposits	7,316	-		7,316
Prepaid expenses	18,675	-		18,675
Total current assets	331,499	(98,900)		232,599

Property and equipment, net	89,712	-		89,712
Intangible assets, net	7,406,827	(3,988,034)	(2,3)	3,418,793

Total assets	$7,828,038	$(4,086,934)		$3,741,104

Current Liabilities
Accounts payable and accrued expenses	$1,205,995	$-		$1,205,995
Notes payable	92,693	-		92,693
Convertible notes payable	612,000	-		612,000
Convertible notes payable - related parties	738,600	-		738,600
Warrant liabilities	195,750	-		195,750
Unissued Stock	105,925	-		105,925
Deferred revenue	172,900	-		172,900
Current liabilities from discontinued operations	545,994	-		545,994
Total current liabilities	3,669,858	-		3,669,858

Total liabilities	$3,669,858	$-		$3,669,858

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 250,000,000 shares authorized 63,155,947 and 62,205,947 shares issued; 61,402,612 and 60,452,612 shares outstanding at July 31, 2024 and July 31, 2023, respectively	$62,206	$-		$62,206
Additional paid-in capital	27,808,440	-		27,808,440
Accumulated deficit	(23,712,466)	(4,086,934)	(1,2,3)	(27,799,400)
Total Stockholder's Equity	4,158,180	(4,086,934)		71,246

Total Liabilities and Stockholders' Equity	$7,828,038	$(4,086,934)		$3,741,104

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated statement of operations for the year ended July 31, 2023:

	For the Year Ended
	July 31, 2023	Adjustments		July 31, 2023
	(As Filed)			(As Amended)
Revenues	$3,256,611	$-		$3,256,611
Costs and expenses:
Cost of sales	2,426,456	-		2,426,456
Selling, general and administrative expenses	1,359,339	-		1,359,339
Depreciation expense	60,283	657,577	(3)	717,860
Total operating expenses	3,846,078	657,577		4,503,655
Operating loss	(589,467)	(657,577)		(1,247,044)
Other income (expense)
Other income	262,259	-		262,259
Interest expense	(20,618)	-		(20,618)
Warrant adjustment to fair value	(145,725)	-		(145,725)
Financing expenses	(255,532)	-		(255,532)
Change in fair value of warrant liabilities	18,000	-		18,000
Other expenses	(175,559)	-		(175,559)
Total other expenses	(317,175)	-		(317,175)
Income (loss) Before Discontinued Operations	(906,642)	(657,577)	(3)	(1,564,219)
Income (loss) From Discontinued Operations	(1,013,600)	-		(1,013,600)
Net loss	$(1,920,242)	$(657,577)		$(2,577,819)
Weighted average number of common shares outstanding - basic and diluted	62,205,947	-		62,205,947
Loss per share- basic and diluted
Continuing operations	(0.01)	-		(0.03)
Discontinued operations	(0.02)	-		(0.01)
Total	$(0.03)	$-		$(0.04)

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated statements of cash flows for the year ended July 31, 2023:

	July 31,			July 31,
	2023	Adjustments		2023
	(As Filed)			(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,920,242)	$(657,577)	(3)	$(2,577,819)
Loss from discontinued operations	1,013,600	-		1,013,600
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	60,283	657,577	(3)	717,860
Warrant adjustment to fair value	(18,000)	-		(18,000)
Noncash interest expense	227,872	-		227,872
Write-down of intangible assets	57,875	-		57,875
Changes in operating assets and liabilities:		-
Accounts receivable	(21,986)	-		(21,986)
Security deposits	3,766	-		3,766
Prepaid expenses	(3,929)	-		(3,929)
Accounts payable	(117,821)	-		(117,821)
Deferred revenue	(148,174)	-		(148,174)
Net cash used in operating activities - continuing operations	(866,756)	-		(866,756)
Net cash provided by (used in) operating activities - discontinued operations	230,050	-		230,050
Net cash used in operating activities	(636,706)	-		(636,706)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,650)	-		(12,650)
Net cash used in operating activities - continuing operations	(12,650)	-		(12,650)
Net cash used in operating activities - discontinued operations	-	-		-
Net cash used in investing activities	(12,650)	-		(12,650)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(168,284)	-		(168,284)
Proceeds from notes payable	401,418	-		401,418
Net cash provided by financing activities - continuing operations	233,134	-		233,134
Net cash provided by financing activities - discontinued operations	-	-		-
Net cash used in financing activities	233,134	-		233,134
Effect of foreign currency on cash	-	-		-

Net increase (decrease) in cash	(416,222)	-		(416,222)
Cash, beginning of period	482,910	-		482,910
Cash, end of period	$66,688	-		$66,688
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$20,618	$-		$20,618
Cash paid for taxes	$1,415	$-		$1,415
Shares issued for debt conversion	$244,311	$-		$244,311

The specific explanations for the items noted above in the restated financial statements are as follows:

1. Per review of its accounts receivable balance, the Company has deemed it appropriate to reserve a total of $98,900 in its allowance for uncollectible accounts.

2. Following a divestiture of the telecommunications subsidiaries, as described in Note 18, the Company impaired all intangible assets with indefinite lives that contributed to the Company's conduction of business in this sector as of July 31, 2022.

3. After reexamination of the useful lives of the Company's intangible assets, it has been determined that a portion of such assets are subject to amortization and should be segregated and such amortization expensed.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

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

As of July 31, 2024 and 2023, there were $544,533 and $545,994, respectively, of accounts payables for discontinued operations that remain on the books.

NOTE 7 - PROPERTY AND EQUIPMENT

As of July 31, 2024 and 2023, property and equipment consisted of the following:

	July 31,	July 31,
	2024	2023	Life
Computer, Telecom equipment & Software	$1,289,621	$1,274,303	5 years
Less: Accumulated depreciation	(1,238,578)	(1,184,318)
Total	$51,043	$89,712

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS

As of July 31, 2024 and July 31, 2023, respectively, the Company had $2,959,286 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and costs capitalized. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset's fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized. The Company did not recognize any intangible asset impairment charges during the years ended July 31, 2024 or 2023.

Other Intangible Assets

The following table displays the composition of Other intangible assets, net as well as the respective amortization period:

		2024			2023
At July 31,	Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer contracts	7	$3,862,657	$1,422,607	$2,440,050	$3,862,657	$870,799	$2,991,858
Software	5	618,804	279,334	339,470	584,884	157,949	426,935
Total		$4,481,461	$1,701,941	$2,779,520	$4,447,541	$1,028,748	$3,418,793

The amortization expense for Other intangible assets was as follows:

Years
2024	$673,193
2023	657,577
2022	371,171

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS (CONTINUED)

Estimate annual amortization expense for Other intangible assets is as follows:

Years
2025	$675,569
2026	675,569
2027	623,388
2028	569,800
2029	239,602

NOTE 9 - NOTES PAYABLE

On April 1, 2024, 1stPoint Communications entered into a financing agreement with a financial institution in the amount of $62,400. As of July 31, 2024, the principal amount remaining under this financial agreement was $35,880.

On March 20, 2023, 1stPoint Communications entered into a financing agreement with a financial institution in the amount of $58,000 and $2,320 in transaction fees. As of July 31, 2024 and 2023 the principal remaining under this financial agreement was $0 and $17,234. The balance was paid in full on October 6, 2023.

On January 5, 2022, the Company entered into a convertible note with a related party in the amount of $29,253. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. As of July 31, 2024 and 2023, the balance of this note was $24,253.

During the fiscal year 2022, the Company entered into a non-interest bearing loan with a financial institution in the amount of $10,972. As of July 31, 2024 and 2023 the principal remaining was $10,972.

On February 26, 2021, Endstream Communications entered into a financing agreement with a financial institution in the amount of $40,000. The amount was refinanced on March 25, 2022 and again on November 16, 2022 in the amount of $141,750. The amount was refinanced once more during the year ended July 31, 2024 in the amount of $50,379. As of July 31, 2024 and 2023 the principal remaining was $37,498 and $40,234.

As of July 31, 2024 and 2023, notes payable consisted of the following:

	July 31, 2024	July 31, 2023
Notes payable	$108,603	$92,693
Less: current portion, net	(108,603)	(92,693)
Long-term notes payable, net	$-	$-

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

NOTE 10 - RELATED PARTY CONVERTIBLE DEBT

On August 22, 2019, the Company entered into a convertible note with a related party in the amount of $12,000. $4,500 has been repaid. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. As of July 31, 2024 and 2023, the balance of this note was $7,500.

On August 24, 2019, the Company entered into a convertible note with two related parties (who were former partners in 1stPoint Communications, LLC) in the amounts of $12,000 and $6,000 respectively. Both notes bear interest at a rate of 6% annually and any interest may be accrued as either cash or stock at the option of the Company. The interest on this note has been forgiven by all parties. As of July 31, 2024 and 2023, the balances of these notes were $12,000 and $6,000 for both periods.

On March 24, 2020, the Company entered into a convertible note with the Chief Financial Officer in the amount of $43,000. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. As of July 31, 2024 and 2023, the balance of this note was $43,000.

On April 20, 2020, the Company entered into a convertible note with the Chief Financial Officer in the amount of $36,300 with an original maturity date of April 20, 2024. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. As of July 31, 2024 and 2023, the balance of this note was $36,300.

On September 1, 2020, the Company entered into a promissory note for the sum of $100,000 with a non-executive director. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. The note has been amended several times, with a total increase in funding of $61,300. As of July 31, 2024 and 2023, the balance of this note was $161,300.

On February 26, 2021, the Company entered into a convertible note with a related party in the amount of $25,000. The note bears interest at a rate of 6%, compounded monthly and payable upon repayment or conversion. Interest has been waived by the lender. The note has been amended several times, with a total increase in funding of $1,218,993. As of July 31, 2024 and 2023, the balance of this note was $1,243,993 and $472,500, respectively.

As of July 31, 2024 and 2023, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet and all interest and maturity dates have been waived by the holders of all promissory notes from all related parties.

All related party convertible notes, with the exception of the August 22, 2019, September 1, 2020, and January 5, 2022 notes, have conversion terms of a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender.

The August 22, 2019, September 1, 2020, and January 5, 2022 notes have no conversion price explicitly stated.

As of July 31, 2024 and 2023, related parties convertible debt consisted of the following:

	July 31, 2024	July 31, 2023
Convertible notes payable - related parties	$1,510,093	$738,600
Less: current portion, net	(1,510,093)	(738,600)
Long-term convertible notes payable - related parties, net	$-	$-

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

The Company entered into the First Amendment to the Mast Note as of March 6, 2023, through which both parties agreed to increase the principal balance of the note by $62,000. As of July 31, 2024 and 2023, the balance of the Mast Note was $682,000 and $612,000, respectively.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

NOTE 11 - CONVERTIBLE DEBT (CONTINUED)

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

On April 4, 2024, the Company entered into the Second Amendment to the Mast Note, effectively increasing the principal balance of the note by $70,000 and extending the maturity date of the note to February 11, 2025. The terms of the amendment also included the issuance of 475,000 shares of the Company's common stock issued during the quarter ended April 30, 2024. The fair value of the common stock issued was determined using the stock price as of the date of the Second Amendment to the Mast Note at $0.199 per share or $94,525 in total. Such common stock shares issued are being accounted for as debt discount and recognized as financing expense for the year ended July 31, 2024.

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

As of July 31, 2024 and 2023, convertible debt consisted of the following:

	July 31, 2024	July 31, 2023
Convertible debt	$627,000	$557,000
Original issue discount	$55,000	$55,000
Less: current portion, net	(682,000)	(612,000)
Long-term convertible debt, net	$-	$-

NOTE 12 - INCOME TAXES

The difference between the actual income tax rate versus the tax computed at the Federal Statutory Rate follows:

	July 31, 2024	July 31, 2023
Federal rate	21.0%	21.0%
State net of federal	6.2%	0.0%
Non-taxable change in fair value of warrant	-3.0%	0.0%
Other permanent items	-3.2%	0.0%
Valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of July 31, 2024 and July 31, 2023.

Deferred income tax assets and (liabilities) consist of the following:

	July 31, 2024	July 31, 2023
Deferred tax assets (liabilities)
Net operating loss carryforward	$1,032,100	$791,347
Intangibles	109,946	56,222
Depreciation	1,851	—
Total deferred tax assets	1,143,898	847,569
Valuation allowance	(1,143,898)	(847,569)
Net deferred taxes	$—	$—

The Company has approximately $3.8 million of Federal Net Operating Loss carry forwards. These carry forward do not have an expiration date, and the full amount is subject to an 80% limitation on the current year’s taxable income.

The Company has approximately $3.8 million of State Net Operating Loss carry forwards to offset future taxable income in the states in which it currently operates. These carryforwards start expiring in 2029.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred, but we have not analyzed it at this time as the deferred tax asset is fully reserved.

During the twelve months ended July 31, 2023, the valuation allowance increased by $296,329

The tax periods ending July 31, 2021 through 2023 are open for examination.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

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

On March 23, 2023, Mast Hill converted the promissory convertible note into 127,410 shares of the Company's common stock (See Note 11).

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

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

NOTE 16 - WARRANTS (CONTINUED)

The Black Scholes model was used to determine the fair price of the warrants, including the use of the share price, exercise price, term, volatility, risk free interest rate and the dividend rate. The warrants were priced in each quarter and the carrying cost of the warrant adjusted in accordance with the model.

Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term
	Warrants	Price	(Years)
Balance outstanding at July 31, 2022	-
Granted	450,000	$2.25	5.00
Exercised	-	-	-
Expired/Canceled	-	-	-
Balance outstanding at July 31, 2023	450,000	$2.25	3.54
Granted	-	-	-
Exercised	-	-	-
Expired/Canceled	-	-	-
Balance outstanding at July 31, 2024	450,000	$2.25	2.54
Exercisable at July 31, 2024	450,000	$2.25	2.54

The fair values of warrants granted during the years ended July 31, 2024 and 2023 were estimated using Black-Scholes option-pricing model with the following assumptions:

	July 31,
	2024	2023
Exercise Price	$1.50 - $3.00	$1.50 - $3.00
Risk-free interest rates	4.05% - 4.90%	3.45% - 4.16%
Expected life (in years)	2.54	3.54
Expected volatility	113% - 868%	227% - 248%
Dividend yield	0%	0%

NOTE 17 - OTHER INCOME (EXPENSE) AND DISCONTINUED AND CONTINUING OPERATIONS

Discontinued Operations

During the fiscal year ending July 31, 2023, the Company recognized losses from the discontinued operations of two entities, Hammer Fiber Optics Investments, Ltd. and Hammer Wireless [SL] Ltd.

The remaining assets of the operations of Hammer Fiber Optics Investments, Ltd in Atlantic County, NJ have been written down and considered a loss from discontinued operations. The loss from discontinued operations was $967,543. This is a one-time write-down and will not recur.

The remaining assets of the operations of Hammer Wireless [SL] Ltd in Sierra Leone have been written down and considered a loss from discontinued operations. The loss from discontinued operations was $46,057. This is a one-time write-down and will not recur.

Other Income

Management evaluated the deferred revenue of the 1stPoint Communications, LLC business unit and determined that certain revenues had not been reflected in prior periods due to changes in the underlying systems relating to its web hosting business. As a result, management adjusted the deferred revenue from prior periods as Other Income. Adjustments to the periods were considered revenues. The Other Income totaled approximately $293,753 and $262,259 for July 31, 2024 and 2023, respectively.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

NOTE 17 - OTHER INCOME (EXPENSE) AND DISCONTINUED AND CONTINUING OPERATIONS (CONTINUED)

On October 4, 2022, Talos Fund exercised its right to convert the principal and accrued interest from its promissory note in the amount of $297,364 at $0.58 per share of the Company's common stock. The conversion price was above the market price at closing of $0.355 per share. Therefore, the Company recognized a gain of $115,357 on conversion as of the fiscal year end July 31, 2023.

On March 23, 2023 Mast Hill exercised its rights to convert interest expense and transactions fees in the amount of $73,898 at $0.58 per share of the Company's common stock. The conversion price was above the market price at closing of $0.489 per share. Therefore the Company recognized a gain of $11,467 on conversion as of the fiscal year end July 31, 2023.

Financing Expenses

During the fiscal year ended July 31, 2024, the Company recognized financing expenses associated with notes payable to Synergy Finance of $22,420 and $14,197 to Forward Financing. During the fiscal year ended July 31, 2023, the Company recognized financing expenses associated with notes payable to Synergy Finance of $18,804 and $27,599 to Forward Financing.

During the fiscal years ended July 31, 2024 and 2023, the Company recognized $164,525 and $209,130 in financing expenses associated with the Mast Hill note and Talos convertible notes.

Other Expenses

During the fiscal year ended July 31, 2024, the Company recognized a loss on the writedown of assets in association with the discontinuation of the Hammer Wireless SL business unit. 1stPoint and Endstream recognized a loss of $4,134 and $21,884 respectively.

During the fiscal year ended July 31 ,2023, the Company recognized a loss of $170,368 on currency exchange in association with the discontinuation of the Hammer Wireless SL business unit. 1stPoint and Endstream recognized a loss of $3,771 and $6 respectively.

NOTE 18 - SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through February 4, 2025, the date the financial statements were issued. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.

Management has reviewed the subsequent events and there is no material impact on the current financial statements or the valuation of the business.

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper Networks Inc. with the intention to sell the Company's telecommunication assets to Viper. The assets include 1st Point Communications LLC., and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and 10% ownership in Wikibuli Inc. Viper is acquiring these assets in exchange for 2,500,000 (2.5 million) shares of the Company's common stock. Substantially all of the Company's revenue recognized to date has been generated by End Stream Communications, LLC and 1st Point Communications LLC and its subsidiaries. The transaction closed on November 1, 2024.

On August 29, 2024, the Company entered into and closed a loan agreement with one of our members of the Board of Directors, pursuant to which the Board Member loaned the Company an aggregate principal amount of $791,546. The Loan has an interest rate of 6%. The Loan has a six-month maturity date and the principal and accrued interest are due in full on March 1, 2025. The Company used the proceeds of the Loan to pay off in full satisfaction the promissory note the Company previously issued to Mast Hill Fund L.P.

On September 1, 2024, the Company obtained shareholder approval for the Purchase Agreement with Viper Networks Inc. and to change the name of the reporting entity, Hammer Fiber Optics Holdings Corp., to Hammer Technologies Holdings Corp.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to reasonably ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we conducted an evaluation under the supervision and with the participation of our Principal Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2024, the disclosure controls and procedures of our Company were not effective.

Material Weakness and Correction Action

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. Specifically, this is due to an inherent staffing limitation to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements.

During the fiscal year 2024, we engaged an outsourced firm with a panel of CPA consultants in 2024 to assist in building internal controls and preparing financial reports, and to establish best practices and help us document and implement all the checks and balances needed for all financial areas.

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

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted smaller reporting companies from the auditor attestation requirement.

Changes in Internal Control over Financial Reporting

During the fiscal year 2024, we engaged an outsourced firm with a panel of CPA consultants in 2024 to assist in building internal controls and preparing financial reports, and to establish best practices and help us document and implement all the checks and balances needed for all financial areas.

Except as listed above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Executive Officers and Directors of the Company

Name	Age	Positions
Michael Cothill	66	Principal Executive Officer Director
Mark Stogdill	43	Principal Financial Officer Director
Michael Sevell	69	Director

Term of Office

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders' Meeting, or until his death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

Family Relationships

None.

Risk Oversight

Our board of directors takes a company-wide approach to risk management. Our board of directors determines the appropriate risk level for us generally, assesses the specific risks faced by us and reviews the steps taken by management to manage those risks. While our board of directors has ultimate oversight responsibility for the risk management process given that no board committees have yet been formed. Our board of directors will be responsible for overseeing the management of risks associated with the independence of our board of directors.

Until our board of directors has established a compensation committee, it remains responsible for, among other things, overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards is administered. Until our board of directors has established an audit committee, it will oversee, among other things, our corporate accounting and financial reporting process and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. Until our board of directors has established a nominating committee, it will be responsible for among other things, making recommendations regarding candidates for directorships, reviewing developments in corporate governance practices and developing a set of corporate governance guidelines.

Code of Ethics

The Company has not adopted a Code of Ethics.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Our board of directors' candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment. In addition, directors must have time available to devote to our board of directors' activities and to enhance their knowledge of our business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to our Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our Common Stock are required to file forms reporting their beneficial ownership of our Common Stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

During the fiscal year ended July 31, 2024, we do not believe any reports were required to be filed by such persons pursuant to Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers for the fiscal years ended July 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
Michael P. Cothill	2024	NIL	NIL	NIL
Executive Director & Executive Chairman	2023	NIL	NIL	NIL
Mark Stogdill[1]	2024	NIL	NIL	NIL
Principal Financial Officer & Director	2023	NIL	NIL	NIL
Erik Levitt[1]	2024	NIL	NIL	NIL
Principal Financial Officer & Director	2023	NIL	NIL	NIL

1 As of August 7, 2024, Erik Levitt tendered his resignation as Principal Financial Officer and as a director of the Company. The Board of Directors appointed Mark Stogdill to the position of Principal Financial Officer and Secretary of the Company.

Equity Incentive Plan

None.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our current executive officers and directors as of February 4, 2025:

Name and Address of Beneficial Owner Directors and Officers:	Age	Class	Shares Held or Controlled	Percentage of Class [1]
Michael Cothill [2] Principal Executive Officer & Director 6151 Lake Osprey Drive Sarasota, FL 34240	66	Common	4,350,000	6.89%
Mark Stogdill [3] Principal Financial Officer & Director 6151 Lake Osprey Drive Sarasota, FL 34240	43	Common	4,545,340	7.20%
Michael Sevell [4] Director 6151 Lake Osprey Drive Sarasota, FL 34240	69	Common	8,065,236	12.77%
All executive officers and directors as a group (3 people)		Common	16,960,576	26.86%

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

2. Michael Cothill's ownership of 4,350,000 shares represents his indirect ownership of 4,350,000 shares owned by Ambleside Trust, for which he has sole voting and dispositive control.

3. Mark Stogdill's ownership of 4,545,340  shares represents his indirect ownership of 4,545,340 shares owned by Arradis Enterprises, LLC, a limited liability company for which he has sole voting and dispositive control.

4. Michael Sevell's ownership of 8,065,236  shares is composed of: (a) 5,872,736  shares owned directly by Michael Sevell; and (b) 2,192,500 shares representing his indirect ownership of 2,192,500 shares owned by Forefront Investors, LLC.,  a limited liability company for which he has sole voting and dispositive control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 10% of the Company's outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past two fiscal years, or in any proposed transaction, which has materially affected or will affect the Company other than as disclosed at Note 10 to the financial statements.

On August 29, 2024, Hammer Technology Holdings Corp. (the "Company") entered into and closed a loan agreement (the "Loan") with one of our members of the Board of Directors (the "Board Member"), pursuant to which the Board Member loaned the Company an aggregate principal amount of $791,546. The Loan has an interest rate of 6%.  The Loan has a six month maturity date and the principal and accrued interest are due in full on March 1, 2025. The Company used the proceeds of the Loan to pay off in full satisfaction the promissory note the Company previously issued to Mast Hill Fund L.P.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2024	2023
Audit fees (1)	$55,000	$33,500
Audit related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
Total	$55,000	$33,500

(1)	Audit fees - these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)	Audit-related fees - these fees relate primarily to the auditors' review of our registration statements and audit related consulting.
(3)	Tax fees - no fees of this sort were billed by our independent registered public accounting firm during 2024 and 2023 fiscal years.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended July 31, 2024 and 2023.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our audit committee or (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee, provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended July 31, 2024 and 2023 were reviewed and approved by our Board before the respective services were rendered.

Maintaining Principal Accountant's Independence

Our Board of Directors has considered whether the provision of the services described herein are compatible with maintaining the principal accountant's independence and believes that such services do not compromise that independence.

ITEM 15. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2022
31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2022
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - the cover page from the Registrant's Annual Report on Form 10-K for the period ended July 31, 2024, is formatted in Inline XBRL.

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

**Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMMER TECHNOLOGY HOLDINGS CORP

Date: February 4, 2025	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: February 4, 2025	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

HAMMER TECHNOLOGY HOLDINGS CORP

Date: February 4, 2025	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: February 4, 2025	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer

Date: February 4, 2025	/s/ Michael Sevell
Michael Sevell
Director