Form 10-K/A
period 2023-07-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2025-02-19
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of January 31, 2023 was approximately $24,882,379 based on the closing price of $0.40 per share of common stock as quoted on the OTC Pink Marketplace on that date.

As of February 19, 2025, there were 63,155,947 shares of the registrant's $0.001 par value common stock issued and 61,402,612 shares outstanding.

Documents Incorporated by Reference

None

Explanatory Note

Hammer Fiber Optics Holdings Corp. (the "Company," "we," or "our") filed its Annual Report on Form 10-K for the fiscal year ended July 31, 2023 (the "Original Filing") with the Securities and Exchange Commission (the "SEC") on February 16, 2024. The Company filed Amendment No. 1 to the Original Form 10-K on May 8, 2024 solely for the purpose of: 1) updating the signature pages to include the entire Board of Directors of Hammer Fiber Optics Holdings Corp, and; 2) amending the addresses and titles in Part III, Item 10, providing the Part III information. The Company is now filing this Amendment No. 2 to the Original Form 10-K (the “Form 10-K/A”) to amend the financial statements for fiscal years ended July 31, 2023 and 2022 as follows:

1. Per review of its accounts receivable balance, the Company has deemed it appropriate to reserve an additional $98,900 in its allowance for uncollectible accounts.

2. Following a divestiture of the telecommunications subsidiaries, the Company has deemed it conservative to impair all intangible assets with indefinite lives that contributed to the Company's conduction of business in this sector as of July 31, 2022.

3. After reexamination of the useful lives of the Company's intangible assets, it has been determined that a portion of such assets are subject to amortization and should be segregated and such amortization expensed.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended  this Form 10-K/A also contains new certifications pursuant to Sections 302 of the Sarbanes Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to include the currently dated certifications as exhibits.

Except as described above, this Amendment No. 2 does not amend any other information set forth in the Original Filing or Amendment No. 1, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1 and with our filings with the SEC subsequent to the Original Filing, including Amendment No. 1.

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

On February 2, 2015, the Company entered into a Share Exchange Agreement with Tanaris Power Holdings, Inc., whereby the Company acquired 100% of Tanaris Power Holdings, Inc. issued and outstanding common stock in exchange for shares of the Company's common stock equal to 51% of the issued and outstanding common stock and cash consideration to Tanaris in the aggregate amount of $350,000. Tanaris Power Holdings, Inc. was the owner of certain rights in connection with the marketing and sale of smart lithium-ion batteries and battery technologies for various industrial vehicles markets and related applications. On March 6, 2015, the Company amended its Articles of Incorporation to change its name to Tanaris Power Holdings, Inc.

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

On April 13, 2016, our board of directors approved a Plan of Merger (the "Plan of Merger") under Nevada Revised Statutes (NRS) Section 92A.180 to merge (the "Merger") with our wholly-owned subsidiary Hammer Technology Holdings Corp., a Nevada corporation, to effect a name change from Tanaris Power Holdings, Inc. to Hammer Technology Holdings Corp. The transaction was accounted for as a reverse merger. The Plan of Merger also provided for a 1 for 1,000 exchange ratio for shareholders of both the Company and Hammer Technology Holdings Corp., which had the effect of a 1 for 1,000 reverse split of our common stock. Articles of Merger were filed with the Secretary of State of Nevada on April 13, 2016 and, on April 14, 2016, this corporate action was submitted to FINRA for its review and approval.

On May 3, 2016, the Financial Industry Regulatory Authority ("FINRA") approved the merger with our wholly-owned subsidiary, Hammer Technology Holdings Corp. Accordingly, thereafter, the Company's name was changed and our shares of common stock began trading on the Over the Counter Bulletin Board (OTCBB) under our new ticker symbol "HMMR" as of May 27, 2016.

On September 11, 2018, our board of directors approved stock purchase agreements with 1stPoint Communications LLC and its subsidiaries, Endstream Communications LLC, Open Data Centers LLC and Shelcomm Inc. for the acquisition of all of the equity of the entities. 1stPoint and its subsidiaries possess CLEC licenses in Florida, New York State, and a nationwide CMRS (Commercial Mobile Radio Services) license. The companies operate a data center facility in Piscataway, New Jersey. The acquisition of 1stPoint Communications, LLC, Open Data Centers, LLC and Shelcomm, Inc. closed on November 1, 2018. The acquisition of Endstream Communications, LLC closed on December 17, 2018. On January 29, 2019, our board of directors approved a stock purchase agreement with American Network, Inc to acquire all of its equity. The acquisition of American Network, Inc closed on September 1, 2019.

As of April 30, 2020, our board of directors approved the discontinuation of the operations of Open Data Centers LLC. The operations of Open Data Centers, LLC were discontinued effective April 30, 2020, and the Company shut down its operations in its Piscataway, NJ data center.

On October 25, 2021, our board of directors approved a share exchange agreement with Telecom Financial Services Limited ("TFS") for the acquisition of one hundred percent (100%) of its stock. TFS owns the intellectual property critical to the operations of the company's financial technology business unit as well as certain key supplier, marketing and operating agreements. The acquisition of TFS closed on January 3, 2022. TFS has been renamed HammerPay [USA] Ltd.

On July 31, 2023, our board of directors approved the discontinuation of the operations of Hammer Wireless (SL) Limited, the company's data communications service in Sierra Leone. The operations were discontinued in March 2020 and all assets have been written down.

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

Employees

We currently have eighteen employees, fifteen of which are full-time employees and three are part time.

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

ITEM 2. PROPERTIES

The Company does not own any real property, nor have any long-term lease obligations.

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

On February 18, 2025, the last reported sales price per share of our Common Stock on the OTC Pink was $0.0235.

Security Holders

As of February 19, 2025, we had 380 record holders of our Common Stock.

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

Results of Operations

For the Year Ended July 31, 2023 Compared to the Year Ended July 31, 2022

	2023	2022	$ Change	% Change
Revenues	$3,256,611	$2,602,115	$654,496	25.2%

Cost of sales	2,426,456	2,022,190	404,266	20.0%
Selling, general and administrative expenses	1,359,339	1,161,063	198,276	17.1%
Depreciation and amortization expense	717,860	436,658	281,202	64.4%
Total operating expenses	$4,503,655	$3,619,911	$883,744	24.4%

Net revenues for the year ended July 31, 2023 and 2022 were $3,256,611 and $2,602,115 respectively, an increase of approximately $654,496 or 25.2%. The increase was primarily due to the expansion of the Company's Over-the-Top ("OTT") business segment which includes its SMS messaging and hosting business units.

During the year ended July 31, 2023, the Company incurred total operating expenses of $4,503,655 compared with $3,619,911, an increase of approximately $883,744 or 24.4%, for the comparable period ended July 31, 2022. The increase in expenses is due to the expenses associated related to its increased revenues in its OTT business as well as expenses associated with new product development in the financial services segment on the HammerPay platform.

The Company recorded depreciation and amortization expense of $717,860 and $436,658 during the year ended July 31, 2023 and 2022, respectively. During the year ended July 31, 2023 and 2022, interest expense was $20,618 and $89,926 respectively.

	2023	2022	$ Change	% Change
Other income (expense)
Other income	$262,259	$-	$262,259	0%
Interest expense	(20,618)	(89,926)	69,308	(77.1)%
Impairment expense	-	(2,959,286)	2,959,286	(100.0)%
Warrant financing expenses	(145,725)	(125,025)	(20,700)	16.6%
Financing expenses	(255,532)	(635,812)	380,280	(59.8)%
Warrant adjustment to fair value	18,000	57,000	(39,000)	(68.4)%
Other expenses	(175,559)	(12,040)	(163,519)	1,358.1%
Total other income (expense)	$(317,175)	$(3,765,089)	$3,447,914	(91.6)%

During the year ended July 31, 2023, the Company incurred total other expenses of $317,175 primarily consisting of interest expense, warrant financing expenses, financing expense, and other expenses of $20,618, $145,725, $255,532, and $175,559, respectively. These expenses are partially offset by other income of $262,259 and a gain on fair value of warrant liability of $18,000. During the year ended July 31, 2022, the Company incurred total other expenses of $3,765,089 consisting of interest expense, impairment expense, warrant financing expenses, financing expenses, and other expenses of $89,926, $2,959,286, $125,025, $635,812, and $12,040, respectively. These expenses are partially offset by a gain on fair value of warrant liability of $57,000.

During the twelve months ended July 31, 2023, the Company recorded a net loss from continuing operations of $1,564,219, compared to a loss of $4,782,885 in the same twelve-month period ended July 31, 2022. The decrease in loss is due to a large decrease in the Company's total other expenses, primarily attributable to impairment expense during fiscal year 2022.

Liquidity and Capital Resources

We have financed our operations since inception primarily through notes payable from related parties, which have been disclosed herein under Related Party Transactions. The Company had cash and cash equivalents of $66,688 and $482,910 as of July 31, 2023 and 2022, respectively.

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

	2023	2022	$ Change

Net cash used in operating activities - continuing operations	$(866,756)	$(365,874)	$(500,882)
Net cash used in operating activities - discontinued operations	230,050	(86,081)	316,131
Net cash used in investing activities	(12,650)	(46,893)	34,243
Net cash provided by financing activities	233,134	904,152	(671,018)
Net increase (decrease) in cash and cash equivalents	$(416,222)	$405,304	$(821,526)

Cash Flow from Operating Activities

During the year ended July 31, 2023, the Company's total cash decreased by $416,222, compared to an increase in cash of $405,304 in the period ended July 31, 2022. Cash flow used in operating activities was $636,706, compared to $451,955 in the period ended July 31, 2022. The decrease in cash was partially due to a decrease in net loss in the period as well as decreases in accounts payables, an increase in commitment shares issued, and decreases in deferred revenues, partially offset by a decrease in non-cash interest expense.

Cash Flow from Investing Activities

During the twelve months ended July 31, 2023, the Company's investing activities used $12,650, compared to $46,893 used in investing activities during the twelve months ended July 31, 2022. The decrease was primarily due to a decrease in the purchases of property and equipment during the period ended July 31, 2023.

Cash Flow from Financing Activities

During the year ended July 31, 2023, cash flow provided by financing activities was $233,134 compared with $904,152 provided during the year ended July 31, 2022. The decrease is primarily attributable to less borrowings of notes payable and convertible notes payable during the period. During the year ended July 31, 2023, the Company received approximately $564,034 loss in proceeds from convertible notes payable as compared to the year ended July 31, 2022.

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

Recently Issued Accounting Pronouncements

In the period from July 2022 through July 2023, the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

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

Emphasis of a Matter – Restatement of Previously Issued Financial Statements

As discussed in Note 5 to the financial statements, the Company has restated its previously issued financial statements for the years ended July 31, 2023 and 2022, as the Company performed an evaluation of its accounting in relation to intangible assets subject to amortization, and updated the allowance for uncollectible accounts to conform to the guidance in ASU No. 2016-13. Our opinion on the financial statements as of July 31, 2023 and 2022 is not modified with respect to this matter.

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

Spokane, Washington
February 4, 2025, except for certain items disclosed in Note 18, as to which the date is February 18, 2025

Hammer Technology Holdings Corp.

Consolidated Balance Sheets

	July 31,
	2023	2022
ASSETS	(as restated)	(as restated)
Current Assets
Cash and cash equivalents	$66,688	$482,910
Accounts receivable	139,920	117,934
Security Deposits	7,316	11,082
Prepaid expenses	18,675	14,746
Total current assets	232,599	626,672
Property and equipment, net	89,712	137,345
Intangible and other assets	3,418,793	4,134,245
Assets from Discontinued Operations	-	1,243,960

Total Assets	$3,741,104	$6,142,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,205,995	$1,342,287
Notes payable	92,694	198,965
Convertible notes payable, net	612,000	597,128
Convertible notes payable - related parties	738,600	518,600
Warrant Liabilities	195,750	213,750
Unissued Stock	105,925	-
Deferred Revenue	172,900	321,074
Current Liabilities from Discontinued Operations	545,994	546,304

Total Liabilities	3,669,858	3,738,108

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized 62,205,947 and 61,565,841 shares issued; 60,452,612 and 59,812,506 shares outstanding at July 31, 2023 and 2022, respectively	$62,206	$61,566
Additional paid-in capital	27,808,440	27,564,129
Accumulated deficit	(27,799,400)	(25,221,581)
Total Stockholder's Equity (Deficit)	71,246	2,404,114

Total Liabilities and Stockholders' Equity (Deficit)	$3,741,104	$6,142,222

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Technology Holdings Corp

Consolidated Statements of Operations

	For the Year Ended
	July 31,
	2023	2022
	(as restated)	(as restated)
Revenues	$3,256,611	$2,602,115

Costs and expenses:
Cost of sales	2,426,456	2,022,190
Selling, general and administrative expenses	1,359,339	1,161,063
Depreciation expense	717,860	436,658
Total operating expenses	4,503,655	3,619,911

Operating loss	(1,247,044)	(1,017,796)

Other income (expense)
Other Income	262,259	-
Interest expense	(20,618)	(89,926)
Impairment expense	-	(2,959,286)
Warrant financing expense	(145,725)	(125,025)
Financing expenses	(255,532)	(635,812)
Change in fair value of warrant liabilities	18,000	57,000
Other expenses	(175,559)	(12,040)
Total other expenses	(317,175)	(3,765,089)

Income (loss) Before Discontinued Operations	(1,564,219)	(4,782,885)

Income (loss) From Discontinued Operations	(1,013,600)	-

Net income (loss)	$(2,577,819)	$(4,782,885)

Weighted average number of common shares outstanding - basic and diluted	62,205,947	61,565,841

Loss per share- basic and diluted
Continuing operations	$(0.03)	$(0.08)
Discontinued operations	(0.01)	-
Total	$(0.04)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Technology Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, July 31, 2021	60,853,341	60,853	5,932,835	-	22,859,434	(20,438,696)	2,481,591

Shares issued from prior acquisition	-	-	(2,089,750)	-	-	-
Shares returned to treasury	-	-	3,000,000	-	-	-	-
Treasury shares issued for acquisition	-	-	(5,000,000)	-	4,250,500	-	4,250,500
Commitment shares issued for debt	712,500	713	-	-	454,195	-	454,908
Treasury shares issued	-	-	(89,750)	-	-	-	-
Net loss (as restated)	-	-	-	-	-	(4,782,885)	(4,782,885)

Balance, July 31, 2022 (as restated)	61,565,841	61,566	1,753,335	-	$27,564,129	$(25,221,581)	$2,404,114

Debt conversion shares issued	640,106	640	-	-	244,311	-	244,951
Net loss (as restated)	-	-	-	-	-	(2,577,819)	(2,577,819)
Balance, July 31, 2023 (as restated)	62,205,947	62,206	1,753,335	-	$27,808,440	$(27,799,400)	$71,246

The accompanying notes are an integral part of these consolidated financial statements.

Hammer Technology Holdings Corp

Consolidated Statements of Cash Flows

	For the Years Ended
	July 31,
	2023	2022
	(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,577,819)	$(4,782,885)
Loss from discontinued operations	1,013,600	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	717,860	436,658
Warrant adjustment to fair value	(18,000)	(57,000)
Non-cash interest expense	227,872	454,908
Write-down of intangible assets	57,875	2,959,286
Changes in operating assets and liabilities:
Accounts receivable	(21,986)	167,072
Security deposits	3,766	-
Prepaid expenses	(3,929)	62
Accounts payable	(117,821)	434,151
Deferred revenue	(148,174)	21,874
Net cash provided by (used in) operating activities- continuing operations	(866,756)	(365,874)
Net cash provided by (used in) operating activities- discontinued operations	230,050	(86,081)
Net cash provided by (used in) operating activities	(636,706)	(451,955)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,650)	(46,893)
Net cash provided by (used in) investing activities- continuing operations	(12,650)	(46,893)
Net cash provided by (used in) investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	(12,650)	(46,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans	(168,284)	(61,300)
Proceeds from loans	401,418	965,452
Net cash provided by (used in) financing activities- continuing operations	233,134	904,152
Net cash provided by (used in) financing activities- discontinued operations	-	-
Net cash provided by (used in) financing activities	233,134	904,152

Net increase (decrease) in cash	(416,222)	405,304
Cash, beginning of period	482,910	77,606
Cash, end of period	$66,688	$482,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS ACTIVITIES:
Cash paid for interest	$20,618	$11,587
Cash paid for taxes	$1,415	$2,040
SUPPLEMENTAL SCHEDULES OF NONCASH FINANCING ACTIVITIES:
Common stock shares issued upon conversion of debt	$244,311	$-

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

On April 13, 2016, the Board of Directors (BOD) approved a Plan of Merger (the "Plan of Merger") under Nevada Revised Statuses (NRS) Section 92A.180 to merge (the "Merger") with our wholly-owned subsidiary HFO Holdings, a Nevada corporation, to effect a name change from Tanaris Power Holdings Inc. to Hammer Technology Holdings Corp. The Plan of Merger also provides for a 1 for 1,000 exchange ratios for shareholders of both the Company and the HRO Holdings, which had the effect of a 1 for 1,000 reverse split of the common stock. Articles of Merger were filed with the Secretary of State of Nevada on April 13, 2016 and, on April 14, 2016, this corporate action was submitted to Financial Industry Regulatory Authority (the "FINRA") for its review and approval.

On May 3, 2016, the FINRA approved the merger with the wholly owned subsidiary, HMMR Fiber Optics Holdings Corp. ("HFO Holdings"). Accordingly, thereafter, the Company's name was changed, and the shares of common stock began trading under new ticker symbol "HMMR" as of May 27, 2016. The merger was effective on July 19, 2016.

In 2016 Hammer Fiber Optics Investments Ltd deployed its first beta network in Atlantic County, New Jersey. The network used a spectrum license agreement from Straightpath Communications, LLC. On January 17, 2018 Verizon Communications, LLC purchased Straightpath Communications, LLC and on July 14, 2018, Verizon terminated the spectrum license agreement effective October 31, 2018, despite communications that it would continue to honor the agreement. On October 31, 2018, the Company ceased operations of the network in Atlantic County and subsequently classified the subsidiary as a discontinued operation.

NOTE 2 - CORPORATE HISTORY AND BACKGROUND ON MERGER (CONTINUED)

In 2016 Hammer Fiber Optics Investments Ltd deployed its first beta network in Atlantic County, New Jersey. The network used a spectrum license agreement from Straightpath Communications, LLC. On January 17, 2018 Verizon Communications, LLC purchased Straightpath Communications, LLC and on July 14, 2018, Verizon terminated the spectrum license agreement effective October 31, 2018, despite communications that it would continue to honor the agreement. On October 31, 2018, the Company ceased operations of the network in Atlantic County and subsequently classified the subsidiary as a discontinued operation.

On November 1, 2018, The Company acquired Open Data Centers, LLC, 1stPoint Communications LLC and its subsidiaries. 1stPoint and its subsidiaries possess CLEC licenses in Florida, New York State, and a nationwide CMRS (Commercial Mobile Radio Services) license. The companies operate data center facilities in Piscataway, New Jersey and Homewood Alabama. On December 17, 2018, the Company closed the acquisition Endstream Communications, LLC, a wholesale voice operator in the United States.

On January 29, 2019, our board of directors approved a stock purchase agreement with American Network, Inc to acquire all of its equity. The acquisition of American Network, Inc closed on September 1, 2019.

As of April 30, 2020, our board of directors approved the discontinuation of the operations of Open Data Centers LLC. The operations of Open Data Centers, LLC were discontinued effective April 30, 2020 and the Company shut down its operations in its Piscataway, NJ data center.

On October 25, 2021, our board of directors approved a share exchange agreement with Telecom Financial Services Limited ("TFS") for the acquisition one hundred percent (100%) of its stock. TFS owns the intellectual property critical to the operations of the Company's financial technology business unit as well as certain key supplier, marketing and operating agreements. The acquisition of TFS closed on January 3, 2022. TFS has been renamed HammerPay [USA] Ltd.

On July 31, 2023, our board of directors approved the discontinuation of the operations of Hammer Wireless (SL) Limited, the company's data communications service in Sierra Leone. The operations were discontinued in March 2020 and all assets have been written down.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the useful lives of the assets. For furniture and fixtures, the useful life is ten and five years, leasehold improvements are depreciated over their respective lease terms. Expenditures for additions and improvements are capitalized. Repairs and maintenance are expensed as incurred.

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

The Company recognized intangible asset impairment charges of $0 and $2,959,286 during the years ended July 31, 2023 and 2022, respectively.

As of July 31, 2023, the Company had a total of $3,418,793 of net intangible assets with finite useful lives, which consisted of customer contracts of $2,991,858 and internal-use software in the aggregate of $426,935.

As of July 31, 2022, the Company had a total of $4,134,245 of net intangible assets with finite useful lives, which consisted of customer contracts of $3,543,666 and internal-use software in the aggregate of $590,576.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Amounts invoiced or collected in advance of product delivery or providing services are recorded as unearned revenue or customer deposits. The company accrues for sales returns, bad debts, and other allowances based on its historical experience. The Company's revenues are derived from its subsidiaries, 1stPoint Communications, LLC, Endstream Communications, LLC and Shelcomm, Inc. 1stPoint's and Shelcomm's revenues are derived from retail web and voice hosting services as well as carrier hosting services. These are contracted agreements which are billed monthly, and revenues are recognized in the period in which the services are rendered. In some cases customers sign longer-term agreements (up to two years) and prepay for those services. Revenues are recognized in the period the services are delivered. Endstream's revenue is derived from post-paid and pre-paid wholesale voice services and billed on a usage basis. Revenues are recognized in the period in which the services are delivered.

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

Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. As of July 31, 2023 and 2022, the Company's allowance for estimated uncollectible amounts was $120,713 and $98,900.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes." The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of July 31, 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair value measurements

The Company adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures," which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions) The Company has no assets or liabilities valued at fair value on a recurring basis.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

		Fair Value Measurements at July 31, 2023 using:
	July 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$-	-	-	-
Warrant Liabilities	$195,750	-	-	195,750

		Fair Value Measurements at July 31, 2022 using:
	July 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$-	-	-	-
Warrant Liabilities	$213,750	-	-	213,750

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of July 31, 2023, and 2022:

	July 31, 2023	July 31, 2022
Beginning Balance	$213,750	$-
Additions	-	270,750
Change in fair value of derivative liabilities	(18,000)	(57,000)
Ending Balance, July 31	$195,750	$213,750

Consolidation of financial statements

Hammer Technology Holdings Corp. is the parent company and sole shareholder of Hammer Wireless Corporation and its subsidiaries, 1stPoint Communications, LLC and its subsidiaries (which includes Shelcomm, Inc), Endstream Communications, LLC, American Network, Inc. and HammerPay [USA], Ltd. The financial statements for Hammer Technology Holdings Corp. and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Its subsidiaries, Hammer Fiber Optics Investments, Ltd., Hammer Wireless - SL, Ltd., and its former subsidiary Open Data Centers, LLC, are discontinued and are considered discontinued operations. Open Data Centers was dissolved on December 30, 2020.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM"), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company has one operating segment.

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

Prior period reclassifications

We have reclassified certain amounts in prior periods to conform with current year's presentation. Notes payable, convertible notes payable, and convertible notes payable - related parties which were reported within loans payable on July 31, 2023 have been reclassified into their own lines within the consolidated balance sheet.

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

The following table sets forth the number of potential shares of common stock that have been excluded from basic net loss per share because their effect was anti-dilutive for the years ended:

	July 31, 2023	July 31, 2022
Warrants	450,000	450,000
Convertible Promissory Notes	1,070,858	1,532,310
Convertible Promissory Notes - Related Parties	2,052,123	1,297,278
Total	3,572,981	3,279,588

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods disclosures about a reportable segment's profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for us for fiscal year ending July 31, 2025, and interim periods beginning in October 2025, with early adoption permitted. We expect this ASU to only impact our disclosures, which will be made on a retrospective basis, with no impacts to our results of operations, cash flows and financial condition.

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

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

July 31, 2023 Restatement

Subsequent to the Company's filing of its Annual Report on Form 10-K for the year ended July 31, 2023, with the Securities and Exchange Commission on February 16, 2024, and amended on May 8, 2024, the Company performed an evaluation of its accounting in relation to intangible assets subject to amortization. Management determined that the Original and Amended Form 10-K do not give effect to certain expenses identified. Accordingly, the Company restates its consolidated financial statements in this Form 10-K as outlined further below. Upon review of the Company's previously filed 10-K, the following errors were discovered and recorded:

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

1. In accordance with ASU No. 2016-13, the Company has re-evaluated its measurement of credit losses pertaining to its accounts receivable and noted that its allowance for uncollectable accounts should be increased by $98,900 as of July 31, 2022. The Balance Sheet has been updated to properly reflect such impairment as of July 31, 2023.

2. The Company evaluated its intangible assets with indefinite lives as of July 31, 2023 and deemed it appropriate to impair all assets relating to the telecommunications industry that would be divested following the agreement with Viper Networks, as detailed in Note 2 and Note 18. The Balance Sheet has been updated to properly reflect such impairment as of July 31, 2023. There has been no effect on the Statement of Operations, Statement of Changes in Stockholder Equity (Deficit), or the Statement of Cash Flows for the year ended July 31, 2023.

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

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated balance sheets for the year ended July 31, 2023:

	July 31,			July 31,
	2023	Adjustments		2023
				(as restated)
ASSETS
Current Assets
Cash and cash equivalents	$66,688	$-		$66,688
Accounts receivable, net	238,820	(98,900)	(1)	139,920
Security deposits	7,316	-		7,316
Prepaid expenses	18,675	-		18,675
Total current assets	331,499	(98,900)		232,599

Property and equipment, net	89,712	-		89,712
Intangible assets, net	7,406,827	(3,988,034)	(2,3)	3,418,793

Total assets	$7,828,038	$(4,086,934)		$3,741,104

Current Liabilities
Accounts payable and accrued expenses	$1,205,995	$-		$1,205,995
Notes payable	92,694	-		92,694
Convertible notes payable	612,000	-		612,000
Convertible notes payable - related parties	738,600	-		738,600
Warrant liabilities	195,750	-		195,750
Unissued Stock	105,925	-		105,925
Deferred revenue	172,900	-		172,900
Current liabilities from discontinued operations	545,994	-		545,994
Total current liabilities	3,669,858	-		3,669,858

Total liabilities	$3,669,858	$-		$3,669,858

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 250,000,000 shares authorized 62,205,947 and 61,565,841 shares issued; 60,452,612 and 59,812,506 shares outstanding at July 31, 2023 and 2022, respectively	$62,206	$-		$62,206
Additional paid-in capital	27,808,440	-		27,808,440
Accumulated deficit	(23,712,466)	(4,086,934)	(1,2,3)	(27,799,400)
Total Stockholder's Equity	4,158,180	(4,086,934)		71,246

Total Liabilities and Stockholders' Equity	$7,828,038	$(4,086,934)		$3,741,104

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated statements of operations for the year ended July 31, 2023:

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

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated statements of cash flow for the year ended July 31, 2023:

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

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2022 Restatement

Subsequent to the Company's filing of its Annual Report on Form 10-K for the year ended July 31, 2023, with the Securities and Exchange Commission on February 8, 2023 and amended on May 8, 2024, the Company performed an evaluation of its accounting in relation to intangible assets subject to amortization. Management determined that the Original and Amended Form 10-K do not give effect to certain expenses identified. Accordingly, the Company restates its consolidated financial statements in this Form 10-K as outlined further below. Upon review of the Company's previously filed 10-K, the following errors were discovered and recorded:

1. In accordance with ASU No. 2016-13, the Company has re-evaluated its measurement of credit losses pertaining to its accounts receivable and noted that its allowance for uncollectable accounts should be increased by $98,900 as of July 31, 2022. The Balance Sheet has been updated to properly reflect such impairment as of July 31, 2022.

2. The Company evaluated its intangible assets with indefinite lives as of July 31, 2022 and deemed it appropriate to impair all assets relating to the telecommunications industry that would be divested following the agreement with Viper Networks, as detailed in Note 2 and Note 18. The Balance Sheet has been updated to properly reflect such impairment as of July 31, 2022. There has been no effect on the Statement of Operations, Statement of Changes in Stockholder Equity (Deficit), or the Statement of Cash Flows for the year ended July 31, 2022.

3. Amortization expense associated with two intangible assets, software and customer contracts, had not been amortized in accordance with ASC 350-30-35. The Statement of Operations and the Statement of Cash Flows for the period ended July 31, 2022 have been updated to properly reflect the amortization expense of intangible assets.

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated balance sheets for the year ended July 31, 2022:

	July 31,			July 31,
	2022	Adjustments		2022
				(as restated)
ASSETS
Current Assets
Cash and cash equivalents	$482,910	$-		$482,910
Accounts receivable, net	216,834	(98,900)	(1)	117,934
Security deposits	11,082	-		11,082
Prepaid expenses	14,746	-		14,746
Total current assets	725,572	(98,900)		626,672

Property and equipment, net	137,345	-		137,345
Intangible assets, net	7,464,702	(3,330,457)	(2,3)	4,134,245

Assets from discontinued operations	1,243,960	-		1,243,960

Total assets	$9,571,579	$(3,429,357)		$6,142,222

Current Liabilities
Accounts payable and accrued expenses	$1,342,287	$-		$1,342,287
Notes payable	198,965	-		198,965
Convertible notes payable, net	597,128	-		597,128
Convertible notes payable - related parties	518,600	-		518,600
Warrant liabilities	213,750	-		213,750
Deferred revenue	321,074	-		321,074
Current liabilities from discontinued operations	546,304	-		546,304
Total current liabilities	3,738,108	-		3,738,108

Total liabilities	$3,738,108	$-		$3,738,108

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 250,000,000 shares authorized 62,205,947 and 61,565,841 shares issued; 60,452,612 and 59,812,506 shares outstanding at July 31, 2023 and 2022, respectively	$61,566	$-		$61,566
Additional paid-in capital	27,564,129	-		27,564,129
Accumulated deficit	(21,792,224)	(3,429,357)	(1,2,3)	(25,221,581)
Total Stockholder's Equity	5,833,471	(3,429,357)		2,404,114

Total Liabilities and Stockholders' Equity	$9,571,579	$(3,429,357)		$6,142,222

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated statements of operations for the year ended July 31, 2022:

	For the Year Ended
	July 31, 2022	Adjustments		July 31, 2022
	(As Filed)			(As Amended)
Revenues	$2,602,115	$-		$2,602,115
Costs and expenses:
Cost of sales	2,022,190	-		2,022,190
Selling, general and administrative expenses	1,062,163	98,900	(1)	1,161,063
Depreciation expense	65,487	371,171	(3)	436,658
Total operating expenses	3,149,840	470,071		3,619,911
Operating loss	(547,725)	(470,071)		(1,017,796)
Other income (expense)
Interest expense	(89,926)	-		(89,926)
Impairment expense	-	(2,959,286)	(2)	(2,959,286)
Warrant adjustment to fair value	(125,025)	-		(125,025)
Financing expenses	(635,812)	-		(635,812)
Change in fair value of warrant liabilities	57,000	-		57,000
Other expenses	(12,040)	-		(12,040)
Total other expenses	(805,803)	(2,959,286)		(3,765,089)
Net loss	$(1,353,528)	$(3,429,357)	(1,2,3)	$(4,782,885)
Weighted average number of common shares outstanding - basic and diluted	61,565,841	-		61,565,841
Loss per share- basic and diluted	(0.08)	-		(0.08)

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported consolidated statements of cash flows for the year ended July 31, 2022:

	July 31,			July 31,
	2022	Adjustments		2022
	(As Filed)			(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,353,528)	$(3,429,357)	(1,2,3)	$(4,782,885)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	65,487	371,171	(3)	436,658
Warrant adjustment to fair value	(57,000)	-		(57,000)
Noncash interest expense	454,908	-		454,908
Write-down of intangible assets	-	2,959,286	(2)	2,959,286
Changes in operating assets and liabilities:		-
Accounts receivable	68,172	98,900	(1)	167,072
Prepaid expenses	62	-		62
Accounts payable	434,151	-		434,151
Deferred revenue	21,874	-		21,874
Net cash used in operating activities - continuing operations	(365,874)	-		(365,874)
Net cash provided by (used in) operating activities - discontinued operations	(86,081)	-		(86,081)
Net cash used in operating activities	(451,955)	-		(451,955)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(46,893)	-		(46,893)
Net cash used in operating activities - continuing operations	(46,893)	-		(46,893)
Net cash used in operating activities - discontinued operations	-	-		-
Net cash used in investing activities	(46,893)	-		(46,893)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(61,300)	-		(61,300)
Proceeds from notes payable	965,452	-		965,452
Net cash provided by financing activities - continuing operations	904,152	-		904,152
Net cash provided by financing activities - discontinued operations	-	-		-
Net cash used in financing activities	904,152	-		904,152
Effect of foreign currency on cash	-	-		-

Net increase (decrease) in cash	405,304	-		405,304
Cash, beginning of period	77,606	-		77,606
Cash, end of period	$482,910	-		$482,910
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$11,587	$-		$11,587
Cash paid for taxes	$2,040	$-		$2,040

The specific explanations for the July 31, 2023 and 2022 items noted above in the restated financial statements are as follows:

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

NOTE 6 - DISCONTINUED OPERATIONS

Hammer Fiber Optics Investment Ltd. ceased operations in the Atlantic County geographical market on October 31, 2018 when Verizon Communications, LLC terminated the spectrum lease agreement. The operations of Hammer Fiber Optics Investments, Ltd were classified as a discontinued operation. Reporting of the discontinued operation is in accordance with Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

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

As of July 31, 2023 and 2022, there were $545,994 and $546,304, respectively, of accounts payables for discontinued operations that remain on the books.

	July 31, 2023	July 31, 2022
Assets
Current Assets
Cash	$-	$-
Accounts receivable	-	-
Other current assets	-	-
Total current assets	-	-
Other Assets
Property and equipment- net	-	1,243,960
Intangible assets	-	-
Total other assets	-	1,243,960
Total Assets	$-	$1,243,960
Liabilities and Net Assets
Current Liabilities
Accounts payable	$545,994	$546,304
Notes payable- related parties	-	-
Current portion of long-term notes payable - related parties	-	-
Accrued interest	-	-
Rent concessions	-	-
Total current liabilities	545,994	546,304
Net assets (liabilities)	$(545,994)	$697,656

NOTE 7 - PROPERTY AND EQUIPMENT

As of July 31, 2023 and 2022, property and equipment from ongoing operations included:

	July 31, 2023	July 31, 2022	Life

Computer, Telecom equipment & Software	$1,274,303	585,619	5 years
Less: Accumulated depreciation	(1,184,591)	(448,274)
Total	$89,712	137,345

Depreciation expense was $60,283 and $65,487 for the years ended July 31, 2023 and 2022, respectively.

NOTE 8 - INDEFINITE LIVED INTANGIBLE ASSETS

The Company recognized indefinitely lived intangible asset impairment charges of $0 and $2,959,286 during the years ended July 31, 2023 and 2022.

Other intangible assets

The following table displays the composition of Intangible assets, net as well as the respective amortization period:

		2023			2022
At July 31,	Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer contracts	7	$3,862,657	$870,799	$2,991,858	$3,862,657	$318,990	$3,543,667
Software	5	584,884	157,949	426,935	642,759	52,181	590,578
Total		$4,447,541	$1,028,748	$3,418,793	$4,505,416	$371,171	$4,134,245

The amortization expense for Other intangible assets was as follows:

Years
2023	$657,577
2022	371,171

Estimate annual amortization expense for Other intangible assets is as follows:

Years
2024	$673,193
2025	675,569
2026	675,569
2027	623,388
2028	569,800
2029	239,602

NOTE 9 - NOTES PAYABLE

On March 20, 2023, 1stPoint Communications entered into a financing agreement with a financial institution in the amount of $58,000 and $2,320 in transaction fees. As of July 31, 2023 the principal remaining under this financial agreement was $17,234. The balance was paid in full on October 6, 2023.

On January 5, 2022, the Company entered into a convertible note with a related party in the amount of $29,253. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. As of July 31, 2023 and 2022, the balance of this note was $24,253.

During the fiscal year 2022, the Company entered into a non-interest-bearing loan with a financial institution in the amount of $10,972. As of July 31, 2023 and 2022 the principal remaining was $10,972.

NOTE 9 - NOTES PAYABLE (CONTINUED)

On February 26, 2021, Endstream Communications entered into a financing agreement with a financial institution in the amount of $40,000. The amount was refinanced on March 25, 2022 and again on November 16, 2022 in the amount of $141,750. As of July 31, 2023 and 2022 the principal remaining was $40,234 and $103,140.

As of July 31, 2023 and 2022, notes payable consisted of the following:

	July 31, 2023	July 31, 2022
Notes payable	$92,694	$198,965
Less: current portion, net	(92,694)	(198,965)
Long-term notes payable, net	$-	$-

NOTE 10 - RELATED PARTY CONVERTIBLE DEBT

On August 22, 2019, the Company entered into a convertible note with a related party in the amount of $12,000. $4,500 has been repaid. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. As of July 31, 2023 and 2022, the balance of this note was $7,500.

On August 24, 2019, the Company entered into a convertible note with two related parties (who were former partners in 1stPoint Communications, LLC) in the amounts of $12,000 and $6,000 respectively. Both notes bear interest at a rate of 6% annually and any interest may be accrued as either cash or stock at the option of the Company. The interest on this note has been forgiven by all parties. As of July 31, 2023 and 2022, the balances of these notes were $12,000 and $6,000 for both periods.

On April 20, 2020, the Company entered into a convertible note with the Chief Financial Officer in the amount of $36,300 with an original maturity date of April 20, 2024. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. As of July 31, 2023 and 2022, the balance of this note was $36,300.

On September 1, 2020, the Company entered into a promissory note for the sum of $100,000 with a non-executive director. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. The note has been amended several times, with a total increase in funding of $61,300. As of July 31, 2023 and 2022, the balance of this note was $161,300.

On February 26, 2021, the Company entered into a convertible note with a related party in the amount of $25,000. The note bears interest at a rate of 6%, compounded monthly and payable upon repayment or conversion. Interest has been waived by the lender. The note has been amended several times, with a total increase in funding of $447,500. As of July 31, 2023 and 2022, the balance of this note was $472,500 and $295,500, respectively.

On December 9, 2022, the Company entered into a convertible note with the Chief Financial Officer in the amount of $43,000. The amount will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this note has been forgiven by all parties. As of July 31, 2023, the balance of this note was $43,000.

As of July 31, 2023 and 2022, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet and all interest and maturity dates have been waived by the holders of all promissory notes from all related parties.

All related party convertible notes, with the exception of the August 22, 2019, September 1, 2020, and January 5, 2022 notes, have conversion terms of a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender.

NOTE 10 - RELATED PARTY CONVERTIBLE DEBT (CONTINUED)

The August 22, 2019, September 1, 2020, and January 5, 2022, notes have no conversion price explicitly stated.

As of July 31, 2023 and 2022, related parties convertible debt consisted of the following:

	July 31, 2023	July 31, 2022
Convertible notes payable - related parties	$738,600	$518,600
Less: current portion, net	(738,600)	(518,600)
Long-term convertible notes payable - related parties, net	$-	$-

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

The Company entered into the First Amendment to the Mast Note as of March 6, 2023, through which both parties agreed to increase the principal balance of the note by $62,000. As of July 31, 2023 and 2022, the balance of the Mast Note was $612,000 and $550,000, respectively.

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

NOTE 11 - CONVERTIBLE DEBT (CONTINUED)

As of July 31, 2023 and 2022, convertible debt consisted of the following:

	July 31, 2023	July 31, 2022
Convertible debt	$557,000	$742,500
Original issue discount	55,000	82,500
Debt discount	-	(227,872)
Less: current portion, net	(612,000)	(597,128)
Long-term convertible debt, net	$-	$-

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 12 - INCOME TAXES (CONTINUED)

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

NOTE 13 - STOCKHOLDERS' EQUITY

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

In the matter of Cross River Fiber vs. Hammer Fiber Optics Investments, Ltd., the related party has paid its obligations, and the matter is now considered closed. The claims by Calvi Electric and Horizon Blue Cross have not advanced.

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

NOTE 16 - WARRANTS (CONTINUED)

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

On February 17, 2022, the Company issued a purchase warrant to Talos Victory Fund, LLC for 75,000 shares of the Company's common stock in conjunction with convertible debt.  The warrants are exercisable for 5 years at $3.00 per share. The warrants were evaluated for purposes of classification between liability and equity. Because the warrants were issued in conjunction with a debenture the warrants have been considered debt pursuant to ASC 820 Topic 10

The Black Scholes model was used to determine the fair price of the warrants, including the use of the share price, exercise price, term, volatility, risk free interest rate and the dividend rate. The warrants were priced in each quarter and the carrying cost of the warrant adjusted in accordance with the model.

Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term
	Warrants	Price	(Years)
Balance outstanding at July 31, 2022	-
Granted	450,000	$2.25	5.00
Exercised	-	-	-
Expired/Canceled	-	-	-
Balance outstanding at July 31, 2023	450,000	$2.25	3.54
Exercisable at July 31, 2023	450,000	$2.25	3.54

The fair values of warrants granted during the years ended July 31, 2023 and 2022 were estimated using Black-Scholes option-pricing model with the following assumptions:

	July 31,
	2023	2022
Exercise Price	$1.50 - $3.00	$1.50 - $3.00
Risk-free interest rates	3.45% - 4.16%	1.95% - 2.90%
Expected life (in years)	3.54	2.54
Expected volatility	227% - 248%	205% - 212%
Dividend yield	0%	0%

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

NOTE 17 - OTHER INCOME (EXPENSE) AND DISCONTINUED AND CONTINUING OPERATIONS (CONTINUED)

Other Income

Management evaluated the deferred revenue of the 1stPoint Communications, LLC business unit and determined that certain revenues had not been reflected in prior periods due to changes in the underlying systems relating to its web hosting business. As a result, management adjusted the deferred revenue from prior periods as Other Income. Adjustments to the periods were considered revenues. The Other Income totaled approximately $262,259 for July 31, 2023.

On October 4, 2022, Talos Fund exercised its right to convert the principal and accrued interest from its promissory note in the amount of $297,364 at $0.58 per share of the Company's common stock. The conversion price was above the market price at closing of $0.355 per share. Therefore, the Company recognized a gain of $115,357 on conversion as of the fiscal year end July 31, 2023.

On March 23, 2023, Mast Hill exercised its rights to convert interest expense and transactions fees in the amount of $73,898 at $0.58 per share of the Company's common stock. The conversion price was above the market price at closing of $0.489 per share. Therefore, the Company recognized a gain of $11,467 on conversion as of the fiscal year end July 31, 2023.

Impairment Expense

During the fiscal year ended July 31, 2022, the Company impaired all intangible assets with indefinite lives, totaling $2,959,286 due to an impending shift in product lines.

Warrant Financing Expenses

During the fiscal years ended July 31, 2023 and 2022, the Company incurred $145,725 and $125,025 in warrant financing expenses, respectively.

During the year ended July 31, 2023, the Company incurred $99,888 and $45,837 in warrant financing expenses related to the Mast Hill and Talos convertible notes, respectively. During the year ended July 31, 2022, the Company incurred $87,612 and $37,413 in warrant financing expenses related to the Mast Hill and Talos convertibles notes, respectively.

During both periods, the Company made adjustments to the fair value of these warrants in the amounts of $18,000 and $57,000 for the years ended July 31, 2023 and 2022, respectively.

Financing Expenses

During the fiscal year ended July 31, 2023, the Company recognized financing expenses associated with notes payable to Synergy Finance of $18,804 and $27,599 to Forward Financing.

During the fiscal years ended July 31, 2023 and 2022, the Company recognized $209,130 and $635,812 in financing expenses associated with the Mast Hill note and Talos convertible notes.

Other Expenses

During the fiscal year ended July 31, 2023, the Company recognized a loss of $170,368 on currency exchange in association with the discontinuation of the Hammer Wireless SL business unit. 1stPoint and Endstream recognized a loss of $3,771 and $6 respectively.

During the fiscal year ended July 31, 2022, the Company recognized a loss of $12,040 on currency exchange in association with the discontinuation of the Hammer Wireless SL business unit. 1stPoint recognized a loss of $10,000. The remaining $2,040 are attributable to tax-related expenses.

NOTE 18 - SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through February 18, 2025, the date the financial statements were issued. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.

Since July 31, 2023, the Company has entered into several promissory notes with a non-executive director. These notes total $771,493. The interest on these notes has been forgiven by the note holder and may be converted into the Company's common stock at the Company's option. Each additional note has a maturity date of three years from the date of inception, with maturity dates ranging from August 8, 2026 through July 9, 2027.

On August 23, 2023, the Company issued 475,000 shares to Mast Hill Fund pursuant to the amendment of the terms of its promissory note. The fair value of these shares is reflected as a liability (unissued stock) in the July 31, 2024 financial statements.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation under the supervision and with the participation of our Principal Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2023, the disclosure controls and procedures of our Company were not effective.

Material Weakness and Correction Action

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

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

Until our board of directors has established a compensation committee, it remains responsible for, among other things, overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards are administered. Until our board of directors has established an audit committee, it will oversee, among other things, our corporate accounting and financial reporting process and oversee the audit of our financial statements and the effectiveness of our internal control over financial reporting. Until our board of directors has established a nominating committee, it will be responsible for among other things, making recommendations regarding candidates for directorships, reviewing developments in corporate governance practices and developing a set of corporate governance guidelines.

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

During the fiscal year ended July 31, 2023, we do not believe any reports were required to be filed by such persons pursuant to Section 16(a).

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

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

• Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

• Engaging in any type of business practice; or

• Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

• Any Federal or State securities or commodities law or regulation; or

• Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

• Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers for the fiscal years ended July 31, 2023 and 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our current executive officers and directors:

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

With regard to any future-related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

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

Under the definitions outlined it is our opinion that Michael Sevell and Mark Stogdill were independent directors during the period covered by the Form 10-K for the year ended July 31, 2023. However, on August 7, 2024, in anticipation of the Viper transaction completed on November 1, 2024, Mark Stogdill assumed the role of Chief Financial Officer, as a result, and is no longer considered an independent director.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2023	2022
Audit fees (1)	$33,500	$-
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
Total	$33,500	$-

(1) Audit fees - these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

(2) Audit-related fees - these fees relate primarily to the auditors' review of our registration statements and audit related consulting.

(3) Tax fees - no fees of this sort were billed by our independent registered public accounting firm during 2023 and 2022 fiscal years.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended July 31, 2023 and 2022.

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

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended July 31, 2023 and 2022 were reviewed and approved by our Board before the respective services were rendered.

Maintaining Principal Accountant's Independence

Our Board of Directors has considered whether the provision of the services described herein are compatible with maintaining the principal accountant's independence and believes that such services do not compromise that independence.

ITEM 15 - EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
2.2	Agreement and Plan of Merger by and between the Company and its wholly owned subsidiary Hammer Technology Holdings Corp.	Filed with the SEC on June 14, 2016, as part of our Current Report on Form 8-K.
3.1a	Articles of Incorporation	Filed with the SEC on March 2, 2012, as part of our Registration Statement on Form S-1.
3.1b	Articles of Merger Dated February 20, 2015	Intended to be Filed with the SEC on March 1, 2015, as part of our Current Report on Form 8-K. The Exhibit was not attached, accordingly the Articles of Merger was filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
3.1c	Articles of Merger Dated April 13, 2016	Filed with the SEC on September 21, 2016, as part of our Amended Current Report on Form 8-K/A.
3.2	Bylaws	Filed with the SEC on March 2, 2012, as part of our Registration Statement on Form S-1.
31.1	Sec. 302 Certification of Principal Executive Officer	Filed herewith
31.2	Sec. 302 Certification of Principal Financial Officer	Filed herewith
32.1	Sec. 906 Certification of Principal Financial Officer	Filed herewith
32.2	Sec. 906 Certification of Principal Executive Officer	Filed herewith
101 INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMMER TECHNOLOGY HOLDINGS CORP

Date: February 19, 2025	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: February 19, 2025	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 19, 2025	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer, Director

Date: February 19, 2025	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer, Director

Date: February 19, 2025	/s/ Michael Sevell
Michael Sevell
Director