Form 10-Q
period 2024-10-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2025-05-02
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

941-306-3019

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Each Exchange
N/A	N/A	N/A

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
Yes [   ] No [X]

As of May 2, 2025, there were 63,155,947 shares of the registrant's $0.001 par value common stock issued and 58,902,612 shares outstanding.

HAMMER FIBER OPTICS HOLDINGS CORP.

Hammer Fiber Optics Holdings Corp.

Condensed Consolidated Balance Sheets

	October 31,	July 31,
	2024	2024
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$26,052	$-
Prepaid expenses	5,360	360
Current assets from discontinued operations	304,431	205,906
Total current assets	335,843	206,266

Property and equipment, net	2,540	2,675
Intangible assets, net	2,610,628	2,779,520
Noncurrent assets from discontinued operations	29,678	48,368

Total assets	$2,978,689	$3,036,829

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$65,732	$194,858
Loans payable	24,253	24,253
Convertible notes payable	-	682,000
Convertible notes payable - related parties	2,301,599	1,305,793
Warrant liabilities	74,937	18,000
Current liabilities from discontinued operations	1,909,424	1,773,242
Total current liabilities	4,375,945	3,998,146

Total Liabilities	$4,375,945	$3,998,146

Commitments and contingencies (note 13)

Stockholders' Equity (Deficit)
Treasury stock (1,753,335 common shares)	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 63,155,947 and 63,155,947 shares issued at October 31, 2024 and July 31, 2024, respectively, 61,402,612 and 61,402,612 shares outstanding at October 31, 2024 and July 31, 2024, respectively	$63,156	$63,156
Additional paid-in capital	28,007,940	28,007,940
Accumulated deficit	(29,468,352)	(29,032,413)
Total Stockholders' Equity (Deficit)	(1,397,256)	(961,317)

Total Liabilities and Stockholders' Equity	$2,978,689	$3,036,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	October 31,
	2024	2023
		(as restated)
Operating expenses
Selling, general and administrative expenses	$186,559	$163,990
Depreciation and amortization expense	169,027	168,298
Total operating expenses	355,586	332,288

Operating loss	(355,586)	(332,288)

Other expenses
Interest expense	(152)	(19,857)
Change in fair value of warrant liability	(56,937)	72,000
Total other (expenses) income	(57,089)	52,143

Net loss from continuing operations before income taxes	(412,675)	(280,145)
Provision for income taxes	-	-
Net loss from continuing operations	(412,675)	(280,145)

Net (loss) income from discontinued operations, after taxes	(23,264)	21,989

Net loss	$(435,939)	$(258,156)

Net loss from continuing operations per share, basic and diluted	$(0.01)	$(0.00)
Net income (loss) from discontinued operations per share, basic and diluted	$(0.00)	$0.00
Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	63,155,947	62,553,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2023	62,205,947	$62,206	1,753,335	$-	$27,808,440	$(27,799,400)	$71,246
Commitment shares issued	475,000	475	-	-	105,450	-	105,925
Net loss	-	-	-	-	-	(258,156)	(258,156)
Balance, October 31, 2023	62,680,947	$62,681	1,753,335	$-	$27,913,890	$(28,057,556)	$(80,985)

Balance, July 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,032,413)	$(961,317)
Net loss	-	-	-	-	-	(435,939)	(435,939)
Balance, October 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,468,352)	$(1,397,256)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended October 31,
	2024	2023
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(435,939)	$(258,156)
Net loss from discontinued operations	(23,264)	21,989
Net loss from continuing operations	(412,675)	(280,145)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	135	-
Amortization	168,892	163,908
Warrant adjustment to fair value	56,937	(72,000)
Changes in assets and liabilities:
Accounts receivable	-	-
Security deposits	-	-
Prepaid expenses	(5,000)	3,810
Accounts payable and accrued expenses	(129,126)	46,111
Deferred revenue	-	-
Net cash used in operating activities:	$(344,101)	$(116,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party convertible notes	995,806	143,535
Repayment of convertible notes payable	(682,000)	-
Net cash provided by financing activities:	$313,806	$143,535

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash provided by operations - discontinued operations	4,310	48,469
Cash used in investing activities - discontinued operations	(1,449)	(8,826)
Cash provided (used) by financing activities - discontinued operations	14,080	(47,847)
Net cash provided (used) by discontinued operations:	$16,941	$(8,204)

NET (DECREASE) INCREASE IN CASH	(13,354)	19,004

CASH FROM CONTINUING OPERATIONS - BEGINNING OF PERIOD	-	18,912
CASH FROM DISCONTINUED OPERATIONS - BEGINNING OF PERIOD	74,133	47,776
CASH AT BEGINNING OF PERIOD	$74,133	$66,688

CASH FROM CONTINUING OPERATIONS - END OF PERIOD	26,052	26,150
CASH FROM DISCONTINUED OPERATIONS - END OF PERIOD	34,727	59,542
CASH AT END OF PERIOD	$60,779	$85,692

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Commitment shares issued	$-	$105,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2024 and 2023 (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Hammer Fiber Optics Holdings Corp (OTCPK:HMMR) is a company focused on sustainable shareholder value investing in both financial services technology and wireless telecommunications infrastructure. Hammer Fiber Optics Holding Corp (the “Company” or “Hammer”) is incorporated in the state of Nevada.  As of the filing of the accompanying financial statements, the Company had one wholly-owned active subsidiary, Hammerpay USA Ltd. Additionally, the Company had three wholly-owned inactive subsidiaries: Hammer Fiber Optic Investment Ltd., Open Data Centers, LLC, and Hammer Wireless (SL) Limited.

Hammer's financial technologies business is focused on providing digital stored value technology via its HammerPay mobile payments platform to enable digital commerce between consumers and branded merchants across the developing world, ensuring Swift, Safe and Secure encrypted remittances and banking transactions. Hammerpay USA Ltd. owns the intellectual property critical to the operations of the Company's financial technology business unit as well as certain key supplier, marketing and operating agreements.

Hammer Fiber Optics Investment Ltd ceased operations on October 31, 2018 when Verizon Communications, LLC terminated the spectrum lease agreement. During the year ended December 31, 2020, the Company’s board of directors approved the discontinuation of the operations of Open Data Centers LLC. The operations of Open Data Centers, LLC were discontinued and the Company shut down its operations in its Piscataway, NJ data center. On July 31, 2023 the Company’s board of directors approved the discontinuation of the operations of Hammer Wireless (SL) Limited, the Company's data communications service in Sierra Leone. The operations ceased in March 2020 and all assets have been written down.

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper Networks, Inc. ("Viper") with the intention to sell the Company's telecommunications assets to Viper. The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. in exchange for returning 2,500,000 (2.5 Million) shares of the Company's common stock held by Viper. The transaction closed on November 1, 2024. The returned shares had a value of $0.25 per share on November 1, 2024 resulting in a total consideration value of $625,000.

With the divestiture of the telecommunications assets, the Company has begun to concentrate its efforts on its fintech initiatives. HammerPay is a scalable, mobile-first financial services technology platform featuring an advanced digital wallet and neo-banking system, designed for global deployment in both developed and emerging markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes for complete financial statements. In the opinion of management, all adjustments (consistent of normal recurring accruals and adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included. Results for the interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and related notes thereto contained in our Form 10-K for the year ended July 31, 2024.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the valuation of intangible assets and the valuation of warrant liabilities.

Cash and cash equivalents

Cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of October 31, 2024 and July 31, 2024, did not have any cash balances which exceeded the insured amounts.

Property and equipment

Property and equipment is stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in the condensed consolidated statement of operations or the period in which the disposal occurred. The Company computes depreciation utilizing estimated useful lives, as stated below:

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 and 2023

(Unaudited)

Property and Equipment, net Categories	Estimated Useful Life
Computer and telecom equipment	5 Years

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management's assessment, there were no indicators of impairment of the Company's property and equipment as of October 31, 2024 and July 31, 2024, respectively.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized any related impairment losses during the three months ended October 31, 2024 and 2023.

Intangible assets

The Company's intangible assets with finite lives, including customer lists and internal-use software, are amortized over their estimated useful lives. The Company assess all amortizable intangible assets and other long-lived assets for impairment whenever circumstances or changes suggest the asset's carrying amount may not be recoverable. If impairment indicators are present, the Company evaluates recoverability by comparing the carrying amount of the asset group to its anticipated net undiscounted cash flows. Should these cash flows be less than the carrying amount, the Company proceeds to determine the asset's fair value and record any necessary impairment. Each year, the Company also re-evaluates the useful life of these intangible assets to decide if adjustments to their remaining useful lives are warranted based on current events and conditions.

The Company did not recognize any intangible asset impairment charges during the three months ended October 31, 2024 or 2023.

As of October 31, 2024, the Company had a total of $2,610,628 of net intangible assets with finite useful lives, which consisted of customer contracts of $2,302,098 and internal-use software in the aggregate of $308,530.

As of July 31, 2024, the Company had a total of $2,779,520 of net intangible assets with finite useful lives, which consisted of customer contracts of $2,440,050 and internal-use software in the aggregate of $339,470.

Leases

The Company accounts for its lease contracts in accordance with the guidance in ASC 842. The Company determines if an arrangement is a lease at inception. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. All leases that have lease terms of one year or less are considered short-term leases, and therefore are not recorded through a ROU asset or liability. As of October 31, 2024, and July 31, 2024, the Company did not have any leases with terms greater than 12 months. The Company does currently hold two month-to-month tenancy agreements for office space costing less than $2,000 per month.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 and 2023

(Unaudited)

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of October 31, 2024, and July 31, 2024, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 and 2023

(Unaudited)

Fair Value Measurements

		Fair Value Measurements at October 31, 2024 using:
	October 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$-	-	-	-
Warrant Liabilities	$74,937	-	-	74,937

		Fair Value Measurements at July 31, 2024 using:
	July 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$-	-	-	-
Warrant Liabilities	$18,000	-	-	18,000

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of October 31 and July 31, 2024:

	October 31, 2024	July 31, 2024
Beginning Balance	$18,000	$195,750
Change in fair value of warrant liabilities	56,937	(177,750)
Ending Balance	$74,937	$18,000

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	October 31, 2024	July 31, 2024
Stock Price	$0.25	$0.04
Risk-free interest rates	4.15%	4.10%
Expected life (in years)	2.30	2.53
Expected volatility	479%	868%
Dividend yield	0%	0%

Principles of Consolidation

Hammer Fiber Optics Holdings Corp. is the parent company and sole shareholder of HammerPay [USA], Ltd. The financial statements for Hammer Fiber Optics Holdings Corp. its wholly-owned active subsidiary, and its three wholly-owned inactive subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Its subsidiaries Hammer Fiber Optics Investments, Ltd., Hammer Wireless - SL, Ltd and its former subsidiary Open Data Centers, LLC are discontinued and are considered discontinued operations. Open Data Centers, LLC was dissolved on December 30, 2020.

Basic and Diluted Earnings Lose Per Share

The basic loss per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 and 2023

(Unaudited)

The following table sets forth the number of potential shares of common stock that have been excluded from basic net loss per share because their effect was anti-dilutive:

	October 31, 2024	October 31, 2023
Warrants	300,000	450,000
Convertible Promissory Notes - Related Parties	12,529,495	1,055,172
Total	12,829,495	1,505,172

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This guidance requires entities to disclose more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions such as cost of sales and selling, general and administrative expenses. Such guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, although early adoption is permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on our disclosures.

Recently Adopted Accounting Pronouncements

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

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended October 31, 2024 the Company had a net loss from continuing operations of $412,675, cash used in operating activities of $344,101, and $0 of revenue generated from continuing operations. As of October 31, 2024 the Company had a working capital deficiency of $4,040,102. Additionally, the Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The Company’s continuation as a going concern is dependent upon, among other things, its ability to increase revenues, adequately control operating expenses and raise financing from third parties. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to continue to address this condition by seeking to raise additional funding through debt or equity financing until such time that ongoing revenues can sustain the business.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 and 2023

(Unaudited)

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the Company's filing of its Quarterly Report on Form 10-Q for the three months ended October 31, 2023, with the Securities and Exchange Commission on March 19, 2024, the Company performed an evaluation of its accounting in relation to intangible assets subject to amortization. Management determined that the Form 10-Q did not give effect to certain expenses identified. Accordingly, the Company has restated its condensed consolidated financial statements in this Form 10-Q as outlined further below. Upon review of the Company's previously filed 10-Q, the following errors were discovered and recorded:

1. Amortization expense associated with two intangible assets, software and customer contracts, had not been amortized in accordance with ASC 350-30-35. The Condensed Statement of Operations and the Condensed Statement of Cash Flows for the three months ended October 31, 2023 have been updated to properly reflect the amortization expense of intangible assets.

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported condensed consolidated statement of operations for the three months ended October 31, 2023:

	October 31,			October 31,
	2023	Adjustments		2023
	(As Filed)			(As Restated)
Revenues	$-	$-		$-
Cost of sales	-	-		-
Gross margin	-	-		-

Selling, general and administrative expenses	163,990	-		163,990
Amortization expense	4,390	163,908	(1)	168,298
Total operating expenses	168,380	163,908		332,288
Operating loss	(168,380)	(163,908)		(332,288)
Other income (expense)
Interest expense	(19,857)	-		(19,857)
Warrant adjustment to fair value	72,000	-		72,000
Total other expenses	52,143	-		52,143

Net loss from continuing operations before income taxes	(116,237)	(163,908)		(280,145)
Provision for income taxes	-	-		-
Net loss from continuing operations	(116,237)	(163,908)		(280,145)

Net income from discontinued operations, after tax	21,989	-		21,989

Net loss	$(94,248)	$(163,908)		$(258,156)

Weighted average number of common shares outstanding - basic and diluted	62,553,508			62,553,508
Net loss from continuing operations per share, basic and diluted	$(0.00)			$(0.00)
Net income from discontinued operations per share, basic and diluted	$0.00			$0.00
Net loss per share, basic and diluted	$(0.00)			$(0.00)

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 and 2023

(Unaudited)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported condensed consolidated statements of cash flows for three months ended October 31, 2023:

	October 31,			October 31,
	2023		Adjustments	2023
	(As Filed)			(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from discontinued operations	$21,989		$-	$21,989
Net loss from continuing operations	(116,237)		(163,908)	(280,145)
Net loss	(94,248)		(163,908)	(258,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-		163,908	163,908
Warrant adjustment to fair value	(72,000)		-	(72,000)
Changes in operating assets and liabilities:
Prepaid expenses	3,810		-	3,810
Accounts payable	46,111		-	46,111
Net cash provided by (used in) operating activities	(116,327)		-	(116,327)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes	143,535		-	143,535
Net cash provided by (used in) financing activities	143,535		-	143,535
Net increase (decrease) in cash from continuing operations	27,208		-	27,208
Net increase (decrease) in cash from discontinued operations	(8,204)		-	(8,204)
Net increase (decrease) in cash	19,004		-	19,004
Cash, beginning of period	66,688		-	66,688
Cash, end of period	$85,692	$		$85,692
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$-		$-	$-
Cash paid for taxes	$-		$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Commitment shares issued	$105,925		$-	$105,925

The specific explanations for the items noted above in the condensed consolidated restated financial statements are as follows:

1. After reexamining the useful lives of the Company's intangible assets, it has been determined that a portion of such assets are subject to amortization and should be segregated and amortized.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 and 2023

(Unaudited)

NOTE 5 - DISCONTINUED OPERATIONS

Hammer Fiber Optics Investment Ltd ceased operations on October 31, 2018 when Verizon Communications, LLC terminated the spectrum lease agreement. Open Data Centers, LLC ceased operations at its sole location in Piscataway, NJ on May 1, 2020. Open Data Centers, LLC was dissolved on December 30, 2020. The divestiture of Hammer Fiber Optics Investments Ltd and Open Data Centers, LLC qualified for held-for-sale accounting and represent a strategic shift with a major effect on the Company's operations and financial results. Following the divestitures, the Company does not have any significant continuing involvement in the operations of Open Data Centers, LLC or Hammer Fiber Optics Investment Ltd. As a result, the divestitures met the criteria for reporting as a discontinued operation.

On November 1, 2024, the Company authorized and executed a Purchase Agreement with Viper Networks Inc. (“Viper’) to sell the Company's telecommunications assets to Viper (the “Viper Sale”). The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. As consideration for the Viper Sale the Company received back 2,500,000 shares of the Company's common stock held by Viper. The Viper Sale closed on November 1, 2024. The returned shares had a value of $0.25 per share on November 1 2024 resulting in a total consideration value of $625,000. The Viper Sale qualified for held-for-sale accounting and represents a strategic shift with a major effect on the Company’s operations and financial results. Following the Viper Sale, the Company will not have any significant continuing involvement in the operations of 1st Point Communications, LLC, Endstream Communications LLC, American Networks Inc., or Wikibuli Inc. As a result, the telecommunication assets met the criteria for reporting as a discontinued operation. With the divestiture of the telecommunications assets, the Company has begun to concentrate its efforts on its fintech initiatives. The financial results of the telecommunication assets are presented as loss from discontinued operations, after tax in the condensed consolidated statement of operations.

Upon signing the Purchase Agreement, the Principal Financial Officer of the Company tendered his resignation with the Company and the Board of Directors and became the CFO of Viper.

The following table represents the assets and liabilities of discontinued operations as of October 31, 2024 and July 31, 2024:

	October 31,	July 31,
	2024	2024
Current assets
Cash and cash equivalents	$34,727	$74,133
Accounts receivable	239,245	110,894
Note receivable	5,000	-
Security deposits	7,316	7,316
Prepaid expenses	18,143	13,563
Total current assets	304,431	205,906

Noncurrent assets
Property and equipment, net	29,678	48,368
Total noncurrent assets	29,678	48,368

Total assets - discontinued operations	$334,109	$254,274

Current liabilities
Accounts payable and accrued expenses	$1,388,798	$1,343,436
Loans payable	106,430	84,350
Convertible notes payable - related parties	201,300	204,300
Deferred revenue	212,896	141,156
Total current liabilities	1,909,424	1,773,242

Total liabilities - discontinued operations	$1,909,424	$1,773,242

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 and 2023

(Unaudited)

The following table represents the major components of the financial results of discontinued operations for the three months ended October 31, 2024 and 2023:

	For the Three Months Ended,
	October 31,
	2024	2023

Revenues	$1,233,567	$909,952
Cost of sales	970,210	648,876
Gross profit	263,357	261,076

Operating expenses
Selling, general and administrative expenses	248,052	199,638
Depreciation and amortization expense	20,139	14,927
Total operating expenses	268,191	214,565

OPERATING INCOME (LOSS)	(4,834)	46,511

Other income (expense)
Other income	-	3,015
Financing expense	(18,430)	(14,435)
Other expenses	-	(13,102)
Total other income (expense)	(18,430)	(24,522)

Net income (loss) from discontinued operations before taxes	(23,264)	21,989
Provision for income taxes	-	-
Net income (loss) from discontinued operations, after taxes	$(23,264)	$21,989

NOTE 6 - PROPERTY AND EQUIPMENT

As of October 31, 2024 and July 31, 2024, property and equipment of continuing operations consisted of the following:

	October 31,	July 31,
	2024	2024	Life
Computer, telecom equipment and software	$2,675	$2,675	5 years
Less: Accumulated depreciation	(135)	-
Total	$2,540	$2,675

The Company incurred depreciation expense of $135 and $0 for the three months ended October 31, 2024 and 2023, respectively.

NOTE 7 - INTANGIBLE ASSETS, NET

The following table displays the composition of intangible assets, net as well as the respective amortization period:

		October 31, 2024			July 31, 2024
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer contracts	7	$3,862,657	$1,560,559	$2,302,098	$3,862,657	$1,422,607	$2,440,050
Software	5	618,804	310,274	308,530	618,804	279,334	339,470
Total		$4,481,461	$1,870,833	$2,610,628	$4,481,461	$1,701,941	$2,779,520

The amortization expense for intangible assets was as follows:

Years
2025, first quarter	$168,892
2024	673,193
2023	657,577
2022	371,171
Total	$1,870,833

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 and 2023

(Unaudited)

Estimate annual amortization expense for intangible assets is as follows:

For the years ended July 31,
2025 (remainder)	$508,478
2026	675,569
2027	623,098
2028	571,331
2029	232,152
Thereafter	-
Total	$2,610,628

NOTE 8 - LOANS PAYABLE

Loans payable from continued operations

On January 5, 2022, the Company entered into an unsecured promissory note (the "January 2022 Note") in the amount of $29,253. The January 2022 Note bears interest at a rate of 6% annually. The interest on this note has been forgiven by the note holder. As of October 31, 2024 and July 31, 2024, the balance of this note was $24,253.

As of October 31, 2024 and July 31, 2024, loans payable consisted of the following:

	October 31, 2024	July 31, 2024
Notes payable	$24,253	$24,253
Less: current portion, net	(24,253)	(24,253)
Long-term notes payable, net	$-	$-

Loans payable from discontinued operations

On August 27, 2024, Endstream Communications entered into a financing agreement with a financial institution in the amount of $68,250. As of October 31, 2024, the principal amount remaining under this financial agreement was $47,243.

On April 1, 2024, 1stPoint Communications entered into a financing agreement with a financial institution in the amount of $62,400.  As of October 31, 2024 and July 31, 2024, the principal amount remaining under this financial agreement was $15,600 and $35,880, respectively.

On August 8, 2024, a lender lent 1stPoint Communications $73,260. As of October 31, 2024 and July 31, 2024, the principal amount was $32,615 and $0, respectively.

On March 20, 2023, 1stPoint Communications entered into a financing agreement with a financial institution in the amount of $58,000 and $2,320 in transaction fees. As of October 31, 2024 and July 31, 2024 the principal remaining under this financial agreement was $0 and $17,234, respectively.  The balance was paid in full on October 6, 2023.

During the fiscal year 2022, the Company entered into a non-interest bearing loan with a financial institution in the amount of $10,972. As of October 31, 2024 and July 31, 2024 the principal remaining was $10,972.

On February 26, 2021, Endstream Communications entered into a financing agreement with a financial institution in the amount of $40,000. The amount was refinanced on March 25, 2022 and again on November 16, 2022 in the amount of $141,750. The amount was refinanced once more during the year ended July 31, 2024 in the amount of $50,379. As of October 31, 2024 and July 31, 2024 the principal remaining was $0 and $37,498, respectively. The balance was paid in full on August 27, 2024.

As of October 31, 2024 and July 31, 2024, loans payable from discontinued operations consisted of the following:

	October 31, 2024	July 31, 2024
Notes payable	$106,430	$84,350
Less: current portion, net	(106,430)	(84,350)
Long-term notes payable, net	$-	$-

NOTE 9 - RELATED PARTY CONVERTIBLE DEBT

Related party convertible notes from continued operations

On August 22, 2019, the Company entered into a convertible note with a related party in the amount of $12,000. Principal of $4,500 has been repaid. The note will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this convertible note has been waived by the lender. As of October 31, 2024 and July 31, 2024, the balance of this note was $7,500.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 and 2023

(Unaudited)

On August 24, 2019, the Company entered into two convertible notes with two related parties (who were former partners in 1stPoint Communications, LLC) in the amounts of $12,000 and $6,000 respectively. Both notes bear interest at a rate of 6% annually and any interest may be accrued as either cash or stock at the option of the Company. The interest on these convertible notes has been waived by the lender. The convertible notes convert at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. As of October 31, 2024 the balances of these notes were $12,000 and $6,000. As of July 31, 2024 the balances of these notes were $12,000 and $6,000.

On April 20, 2020, the Company entered into a convertible note with a former Chief Financial Officer of the Company in the amount of $36,300 with an original maturity date of April 20, 2024. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The interest on this note has been waived by the lender. As of October 31, 2024 and July 31, 2024, the balance of this note was $36,300.

On February 26, 2021, the Company entered into a convertible note with a related party in the amount of $25,000. The note bears interest at a rate of 6%, compounded monthly and payable upon repayment or conversion. Interest has been waived by the lender. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The note has been amended several times, with a total increase in funding of $2,214,799. As of October 31, 2024 and July 1, 2024, the balance of this note was $2,239,799 and $1,243,993, respectively.

As of October 31, 2024 and July 31, 2024, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet and all interest and maturity dates have been waived by the holders of all convertible notes from all related parties.

As of October 31, 2024 and July 31, 2024, related parties convertible debt from continued operations consisted of the following:

	October 31, 2024	July 31, 2024
Convertible notes payable - related parties	$2,301,599	$1,305,793
Less: current portion, net	(2,301,599)	(1,305,793)
Long-term convertible notes payable - related parties, net	$-	$-

Related party convertible notes from discontinued operations

On March 24, 2020, the Company entered into a convertible note with a former Chief Financial Officer of the Company in the amount of $43,000. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The interest on this convertible note has been waived by the lender. As of October 31, 2024 and July 31, 2024, the balance of this note was $40,000 and $43,000, respectively.

On September 1, 2020, the Company entered into a convertible note for the sum of $100,000 with a non-executive director. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. Interest on the convertible note has been waived by the lender. The note has been amended several times, with a total increase in funding of $61,300. As of October 31, 2024 and July 31, 2024, the balance of this note was $161,300.

As of October 31, 2024 and July 31, 2024, related parties convertible debt consisted of the following:

	October 31, 2024	July 31, 2024
Convertible notes payable - related parties	$201,300	$204,300
Less: current portion, net	(201,300)	(204,300)
Long-term convertible notes payable - related parties, net	$-	$-

NOTE 10 - CONVERTIBLE DEBT

On February 11, 2022, the Company entered into a Securities Purchase Agreement (the "Mast SPA") by and between the Company and Mast Hill Fund, L.P. ("Mast"). Pursuant to the terms of the Mast SPA, the Company issued Mast a promissory note in the aggregate principal amount of $550,000 (the "Mast Note"). The Mast Note is convertible into shares of the Company's common stock. The Mast Note has an original issue discount of $55,000, resulting in gross proceeds to the Company of $495,000. Mast has piggyback registration rights pursuant to the terms of the Mast SPA. Mast Hill converted approximately $72,148 in interest and $1,750 in fees totaling approximately $73,897 into that number of shares of common stock on March 23, 2023.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 and 2023

(Unaudited)

The Company entered into the First Amendment to the Mast Note as of March 6, 2023, through which both parties agreed to increase the principal balance of the note by $62,000.

Pursuant to the terms of the Mast SPA, the Company also agreed to issue (i) a common stock purchase warrant to purchase 150,000 shares of Company common stock at an exercise price of $3.00 (the "Mast First Warrant"), (ii) a common stock purchase warrant to purchase 150,000 shares of Company common stock at an exercise price of $1.50 (the "Mast Second Warrant" and together with the Mast First Warrant, the "Mast Warrants"), and (iii) 475,000 shares (the "commitment shares") of Company common stock to Mast as additional consideration for the purchase of the Mast Note.

On April 4, 2024, the Company entered into the Second Amendment to the Mast Note, effectively increasing the principal balance of the note by $70,000 and extending the maturity date of the note to February 11, 2025. The terms of the amendment also included the issuance of 475,000 shares of the Company's common stock issued during the quarter ended April 30, 2024. The fair value of the common stock issued was determined using the stock price as of the date of the Second Amendment to the Mast Note at $0.199 per share or $94,525 in total. Such common stock shares issued were accounted for as a debt discount and recognized as financing expense for the year ended July 31, 2024.

The Mast Note bears interest at a rate of 12% per annum. Any amount of principal or interest on the Mast Note which is not paid when due will bear interest at a rate of the lesser of (i) 16% per annum and (ii) the maximum amount permitted by law. The Mast Note may not be prepaid in whole or in part except as provided in the Mast Note by way of conversion at Mast's option. Mast has the right at any time to convert all or any part of the outstanding and unpaid principal amount and interest of the Mast Note into common stock, subject to a 4.99% equity blocker, at a conversion price of $0.58 per share; provided, however, that Mast is entitled to deduct $1,750 from the conversion amount in each case to cover Mast's fees associated with conversion. Mast's right to exercise each of the Mast Warrants is subject to a 4.99% equity blocker. Each of the Mast Warrants expires on the five-year anniversary of issuance. As of October 31, 2024 the Mast Note had been fully repaid and as result, it had a balance of $0. As of July 31, 2024, the balance of the Mast Note was $682,000.

As of October 31, 2024 and July 31, 2024, convertible debt consisted of the following:

	October 31, 2024	July 31, 2024
Convertible debt	$-	$682,000
Original issue discount	$-	$-
Less: current portion, net	-	(682,000)
Long-term convertible debt, net	$-	$-

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 and 2023

(Unaudited)

NOTE 11 - INCOME TAXES

The Company recorded no provision or benefit for income tax expense for the three months ended October 31, 2024 and 2023, respectively.

For all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open tax audits with any taxing authority as of October 31, 2024. The company’s taxes are subject to examination by taxation authorities for a period of three years.

NOTE 12 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

On April 4, 2024, the Company entered into the Second Amendment to the Mast Note, which included the issuance of 475,000 shares of the Company's common stock issued during the quarter ended April 30, 2024 (see Note 10).

On March 6, 2023, Mast Hill amended the terms of its promissory note, which included the issuance of 475,000 shares of the Company's common stock issued during the quarter ended October 31, 2023.

On March 23, 2023, Mast Hill converted the promissory convertible note into 127,410 shares of the Company's common stock (See Note 10).

Treasury Stock

The balance of Company Treasury Stock was unchanged during the period.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 14 - WARRANTS

On February 11, 2022, the Company issued a purchase warrant (the "Mast First Warrant") to Mast Hill Fund, L.P. for 150,000 shares of the Company's common stock in conjunction with convertible debt (Note 10 - Convertible Debt).  The warrants are exercisable for 5 years at $3.00 per share.  The Company determined the Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the warrant agreement, which includes a change in control.

On February 11, 2022, the Company issued a purchase warrant (the "Mast Second Warrant") to Mast Hill Fund, L.P. for 150,000 shares of the Company's common stock in conjunction with convertible debt (Note 10 - Convertible Debt).  The warrants are exercisable for 5 years at $1.50 per share. The warrants were evaluated for purposes of classification between liability and equity. Because the warrants were issued in conjunction with a debenture the warrants have been considered debt pursuant to ASC 820 Topic 10. On August 14, 2024 the Company and Mast Hill agreed to extinguish the Mast Second Warrant.

HAMMER FIBER OPTICS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 and 2023

(Unaudited)

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

The following schedule summarizes the changes in the Company's common stock warrants during the three months ended October 31, 2024 and 2023:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term
	Warrants	Price	(Years)
Balance outstanding at July 31, 2023	450,000	2.25	3.54
Granted	-	$-
Exercised	-	-	-
Expired/Canceled	-	-	-
Balance outstanding at October 31, 2023	450,000	$2.25	3.29
Exercisable at October 31, 2023	450,000	2.25	3.29

Balance outstanding at July 31, 2024	450,000	2.25	2.54
Granted	-	-	-
Exercised	-	-	-
Expired/Canceled	(150,000)	1.50	-
Balance outstanding at October 31, 2024	300,000	$2.63	2.29
Exercisable at October 31, 2024	300,000	$2.63	2.29

The Black Scholes model was used to determine the fair price of the warrants, including the use of the share price, exercise price, term, volatility, risk free interest rate and the dividend rate. The warrants were priced in each quarter and the carrying cost of the warrant adjusted in accordance with the model. The fair values of the outstanding warrants recorded as warrants liability as of October 31, 2024 and July 31, 2024 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	October 31,	July 31,
	2024	2024
Exercise Price	$1.50 - $3.00	$1.50 - $3.00
Risk-free interest rates	4.15%	4.10%
Expected life (in years)	2.28 - 2.30	2.53 - 2.55
Expected volatility	479%	848%
Dividend yield	0%	0%

NOTE 15 - SUBSEQUENT EVENTS

On November 1, 2024, the Company authorized and executed a Purchase Agreement with Viper to sell the Company's telecommunications assets to Viper (the “Viper Sale”). The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. As consideration for the Viper Sale the Company received back 2,500,000 shares of the Company's common stock held by Viper. The Viper Sale closed on November 1, 2024. The returned shares had a value of $0.25 per share on November 1 2024 resulting in a total consideration value of $625,000. The Viper Sale qualified for held-for-sale accounting and represents a strategic shift with a major effect on the Company’s operations and financial results (Note 5 – Discontinued Operations).

Upon signing of the Purchase Agreement, the Company’s Principal Financial Officer tendered his resignation with the Company and joined Viper as its Chief Financial Officer. In connection with the transaction, the Principal Financial Officer exchanged his beneficial ownership of 1,250,000 shares of the Company’s common stock with Viper. These shares formed part of the 2,500,000 shares of the Company’s common stock that were returned to the Company by Viper as consideration for the sale of its telecommunications assets to Viper, which as determined by management, represents the related party transactions under ASC 850 Related Party Disclosures.

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

Overview

Hammer Fiber Optics Holdings Corp. is a company focused on sustainable shareholder value investing in both financial services technology and wireless telecommunications infrastructure.

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

Recent Business Developments

Discontinued Operations

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper Networks Inc. (“Viper’) to sell the Company's telecommunications assets to Viper (the "Viper Sale"). The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. As a result, these subsidiaries' results, including the loss on divestiture, are presented as a single line item, "loss from discontinued operations," net of tax in the condensed consolidated statements of operations and excluded from continuing operations for all periods presented. Accordingly, any discussion of historical information in Management's Discussion and Analysis below reflects the discontinued subsidiaries' results as a discontinued operation, and amounts, including key metrics, and disclosures below pertain to our continuing operations for all periods presented unless overwise noted.

See Note 5 Discontinued Operations to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further details of the transaction.

Results of Operations

For the Three Months Ended October 31, 2024 Compared to the Three Months Ended October 31, 2023

	October 31, 2024	October 31, 2023	$ Change	% Change
Revenues	$-	$-	$-	0.0%
Cost of sales	-	-	-	0.0%
Selling, general and administrative expenses	186,559	163,990	22,569	13.8%
Depreciation and amortization expense	169,027	168,298	729	0.4%
Total operating expenses	$355,586	$332,288	$23,298	7.0%

The Company did not generate any revenues from continuing operations for the three months ended October 31, 2024 nor the three months ended October 31, 2023.

During the three months ended October 31, 2024, the Company incurred total operating expenses of $355,586 compared with $332,288, an increase of approximately $23,298 or 7.0%, for the comparable period ended October 31, 2023. The increase in expenses is due to the launch of the Company's HammerPay software.

The Company recorded depreciation and amortization expense of $169,027 and $168,298 during the three months ended October 31, 2024 and 2023, respectively. During the three months ended October 31, 2024 and 2023, interest expense was $152 and $19,857 respectively.

	For the three months ended October 31,
	2024	2023	$ Change	% Change
Other income (expense)
Interest expense	(152)	(19,857)	19,705	99.2%
Change in fair value of warrant liability	(56,937)	72,000	(128,937)	(179.1)%
Total other income (expense)	$(57,089)	$52,143	$(109,232)	(209.5)%

During the three months ended October 31, 2024, the Company incurred total other expense of $57,089 primarily consisting of adjustments to the fair value of the warrant liability and interest expense of $56,937 and $152, respectively. During the three months ended October 31, 2023 the Company incurred total other income of $52,143 consisting primarily of adjustments to the fair value of the warrant liabilitity of $72,000. This expense is partially offset by interest expense of $19,857.

Liquidity and Capital Resources

We have financed our operations since inception primarily through notes payable from related parties, which have been disclosed herein under Related Party Transactions. The Company had cash and cash equivalents of $26,052 and $0 as of October 31, 2024 and July 31, 2024, respectively.

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

	For the three months ended October 31,
	2024	2023	$ Change

Net cash used in operating activities	$(344,101)	$(116,327)	$(227,774)
Net cash used in investing activities	-	-
Net cash provided by financing activities	313,806	143,535	170,271
Net increase (decrease) in cash and cash equivalents	$(30,295)	$27,208	$(57,503)

Changes in Cash Flows from Continuing Operating Activities

During the three months ended October 31, 2024 the Company's total cash used in continuing operations decreased by $30,295, compared to an increase in cash of $27,208 in the three months ended October 31, 2023. Cash flow used in operating activities was $344,101, compared to $116,327 in the three months ended October 31, 2023. The decrease in cash was partially due to a decrease in accounts payables, partially offset by an increase in net loss from continuing operations and a gain on warrant adjustment to fair value.

Changes in Cash Flows from Continuing Financing Activities

During the three months ended October 31, 2024, cash flow provided by financing activities was $313,806 compared with $143,535 provided during the three months ended October 31, 2023. The increase is primarily attributable to greater borrowings of related party convertible notes payable, partially offset by repayments on convertible notes payable. During the three months ended October 31, 2024, the Company received approximately $852,271 more in proceeds from convertible notes payable - related parties as compared to the three months ended October 31, 2023.

Going Concern

As of October 31, 2024, substantial doubt existed as to the Company's ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in accordance with GAAP requires application of management's subjective judgments, often requiring estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in "Note 2 - Summary of Significant Accounting Policies," to our condensed consolidated unaudited financial statements included in Item 1, "Financial Statements," of this Quarterly Report on Form 10-Q, we believe that the following accounting policies require the application of significant judgments and estimates.

Warrant Liability Fair Value

Our warrant liability fair value estimates are based on the Black Scholes model using quoted market prices and estimated volatility factors based on historical prices of the Company's common stock.

Intangible Assets

Our intangible assets, composed of software and customer contracts, were obtained through the Company's January 2022 acquisition of Telecom Financial Services, Ltd. ("TFS"), as well as capitalized internal software development costs. A valuation specialist was contracted to determine a purchase price allocation for the $4,230,000 paid for TFS. Ultimately, it was determined that the software is valued at approximately $387,843 and the customer contract at approximately $3,862,657. The Company also capitalized internal software costs of $230,961. These assets have useful lives of between 5 and 7 years and are amortized on a straight-line basis. Periodically, the Company assesses its intangible assets for impairment.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This guidance requires entities to disclose more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions such as cost of sales and selling, general and administrative expenses. Such guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, although early adoption is permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on our disclosures.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. CONTROLS AND PROCEDURES

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation under the supervision and with the participation of our Principal Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 31, 2024, the disclosure controls and procedures of our Company were not effective.

Material Weakness

Our management assessed the effectiveness of our internal control over financial reporting as of October 31,  2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On November 1, 2024, the Viper Sale transaction closed.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2022.
31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2022.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL documen
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

HAMMER FIBER OPTICS HOLDINGS CORP

Date: May 2, 2025	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: May 2, 2025	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer