Form 10-Q
period 2025-01-31
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2025-05-19
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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
Yes [    ] No [X]

As of May 16, 2025, the registrant had 58,902,612 shares of common stock outstanding.

HAMMER TECHNOLOGY HOLDINGS CORP.

Hammer Fiber Optics Holdings Corp.

Condensed Consolidated Balance Sheets

	January 31,	July 31,
	2025	2024
	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$29,552	$-
Prepaid expenses	5,360	360
Current assets from discontinued operations	-	205,906
Total current assets	34,912	206,266

Property and equipment, net	785	2,675
Intangible assets, net	2,441,736	2,779,520
Noncurrent assets from discontinued operations	-	48,368

Total assets	$2,477,433	$3,036,829

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$66,160	$194,858
Loans payable	24,253	24,253
Convertible notes payable	-	682,000
Convertible notes payable - related parties	2,481,600	1,305,793
Warrant liabilities	7,200	18,000
Current liabilities from discontinued operations	544,533	1,773,242
Total current liabilities	3,123,746	3,998,146

Total Liabilities	$3,123,746	$3,998,146

Commitments and contingencies (note 13)

Stockholders' Equity (Deficit)
Treasury stock (4,253,335 and 1,753,335 common shares at January 31, 2025 and July 31, 2024, respectively)	$(625,000)	$-
Common stock, $0.001 par value, 250,000,000 shares authorized; 63,155,947 and 63,155,947 shares issued at January 31, 2025 and July 31, 2024, respectively and 58,902,612 and 61,402,612 shares outstanding at January 31, 2025 and July 31, 2024, respectively	63,156	63,156
Additional paid-in capital	28,007,940	28,007,940
Accumulated deficit	(28,092,409)	(29,032,413)
Total Stockholders' Equity (Deficit)	(646,313)	(961,317)

Total Liabilities and Stockholders' Equity (Deficit)	$2,477,433	$3,036,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
		(as restated)		(as restated)
Operating expenses
Selling, general and administrative expenses	$176,928	$158,600	$363,487	$322,590
Depreciation and amortization expense	170,647	168,298	339,674	336,596
Total operating expenses	347,575	326,898	703,161	659,186

Operating loss	(347,575)	(326,898)	(703,161)	(659,186)

Other expenses
Interest expense	-	(20,448)	(152)	(40,305)
Change in fair value of warrant liability	67,737	4,500	10,800	76,500
Total other (expenses) income	67,737	(15,948)	10,648	36,195

Net loss from continuing operations before income taxes	(279,838)	(342,846)	(692,513)	(622,991)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(279,838)	(342,846)	(692,513)	(622,991)

Net (loss) income from discontinued operations, after taxes
Net income (loss) from discontinued operations	-	187,212	(23,264)	209,201
Gain on disposal of subsidiaries	1,655,781	-	1,655,781	-

Total net (loss) income from discontinued operations, after taxes	1,655,781	187,212	1,632,517	209,201

Net income (loss)	$1,375,943	$(155,634)	$940,004	$(413,790)

Net loss from continuing operations per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income from discontinued operations per share, basic	0.03	0.00	0.03	0.00
Net income from discontinued operations per share, diluted	0.02	0.00	0.01	0.00
Total net income (loss) per share, basic	$0.02	$(0.00)	$0.02	$(0.01)
Total net income (loss) per share, diluted	$0.02	$(0.00)	$0.01	$(0.01)

Weighted average number of common shares outstanding, basic	60,683,120	62,680,947	61,919,533	62,680,947
Weighted average number of common shares outstanding, diluted	75,119,164	62,680,947	120,225,094	62,680,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2023	62,205,947	$62,206	1,753,335	$-	$27,808,440	$(27,799,400)	$71,246
Commitment shares issued	475,000	475	-	-	105,450	-	105,925
Net loss	-	-	-	-	-	(258,156)	(258,156)
Balance, October 31, 2023	62,680,947	$62,681	1,753,335	$-	$27,913,890	$(28,057,556)	$(80,985)
Net loss				-		(155,634)	(155,634)
Balance, January 31, 2024	62,680,947	$62,681	1,753,335	$-	$27,913,890	$(28,110,668)	$(134,097)

Balance, July 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,032,413)	$(961,317)
Net loss	-	-	-	-	-	(435,939)	(435,939)
Balance, October 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,468,352)	$(1,397,256)
Treasury stock from Viper sale	-	-	2,500,000	(625,000)	-	-	(625,000)
Net income	-	-	-	-	-	1,375,943	1,375,943
Balance, January 31, 2025	63,155,947	$63,156	4,253,335	$(625,000)	$28,007,940	$(28,092,409)	$(646,313)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended January 31,
	2025	2024
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$940,004	$(413,790)
Net income from discontinued operations	1,632,517	209,201
Net loss from continuing operations	(692,513)	(622,991)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	1,890	-
Amortization	337,784	336,596
Warrant adjustment to fair value	(10,800)	(76,500)
Changes in assets and liabilities:
Prepaid expenses	(5,000)	7,620
Accounts payable and accrued expenses	(128,697)	35,578
Net cash provided by (used in) operating activities:	$1,135,181	$(110,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Software costs capitalized as intangible asset	-	(29,572)
Net cash used in investing activities:	$-	$(29,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party convertible notes	1,175,806	406,035
Repayment of convertible notes payable	(682,000)	-
Net cash provided by financing activities:	$493,806	$406,035

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash provided by (used in) operations - discontinued operations	4,310	(176,100)
Cash used in investing activities - discontinued operations	(1,691,958)	(13,497)
Cash provided by (used in) financing activities - discontinued operations	14,080	(47,847)
Net cash used in discontinued operations:	$(1,673,568)	$(237,444)

NET (DECREASE) INCREASE IN CASH	(44,581)	28,523

CASH FROM CONTINUING OPERATIONS - BEGINNING OF PERIOD	-	18,912
CASH FROM DISCONTINUED OPERATIONS - BEGINNING OF PERIOD	74,133	47,776
CASH AT BEGINNING OF PERIOD	$74,133	$66,688

CASH FROM CONTINUING OPERATIONS - END OF PERIOD	29,552	56,827
CASH FROM DISCONTINUED OPERATIONS - END OF PERIOD	-	38,384
CASH AT END OF PERIOD	$29,552	$95,211

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$108,549	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Commitment shares issued	$-	$105,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2025 and 2024 (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Hammer Fiber Optics Holdings Corp (OTCPK:HMMR) is a company focused on sustainable shareholder value investing in both financial services technology and wireless telecommunications infrastructure. Hammer Fiber Optics Holdings Corp (the “Company” or “Hammer”) is incorporated in the state of Nevada. As of the filing of the accompanying financial statements, the Company had one wholly-owned active subsidiary, Hammerpay USA Ltd. Additionally, the Company had two wholly-owned inactive subsidiaries: Hammer Fiber Optics Investment Ltd., and Hammer Wireless (SL) Limited.

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

Hammer Fiber Optics Investment Ltd ceased operations on October 31, 2018 when Verizon Communications, LLC terminated the spectrum lease agreement. During the year ended December 31, 2020, the Company’s board of directors approved the discontinuation of the operations of the Company’s subsidiary Open Data Centers LLC. The operations of Open Data Centers, LLC were discontinued and the Company shut down its operations in its Piscataway, NJ data center. Open Data Centers, LLC was dissolved on December 30, 2020. On July 31, 2023 the Company’s board of directors approved the discontinuation of the operations of Hammer Wireless (SL) Limited, the Company's data communications service in Sierra Leone. The operations were discontinued in March 2020 and all assets have been written down.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes for complete financial statements. In the opinion of management, all adjustments (consistent of normal recurring accruals and adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included. Results for the interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and related notes thereto contained in our Form 10-K for the year ended July 31, 2024.

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

Cash and cash equivalents

Cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of January 31, 2025 and July 31, 2024, did not have any cash balances which exceeded the insured amounts.

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2025 and 2024
(Unaudited)

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

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management's assessment, there were no indicators of impairment of the Company's property and equipment as of January 31, 2025 and July 31, 2024, respectively.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized any related impairment losses during the six months ended January 31, 2025 and 2024.

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

The Company did not recognize any intangible asset impairment charges during the six months ended January 31, 2025 or 2024.

As of January 31, 2025, the Company had a total of $2,441,736 of net intangible assets with finite useful lives, which consisted of customer contracts of $2,164,147 and internal-use software in the aggregate of $277,589.

As of July 31, 2024, the Company had a total of $2,779,520 of net intangible assets with finite useful lives, which consisted of customer contracts of $2,440,050 and internal-use software in the aggregate of $339,470.

Leases

The Company accounts for its lease contracts in accordance with the guidance in ASC 842. The Company determines if an arrangement is a lease at inception. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. All leases that have lease terms of one year or less are considered short-term leases, and therefore are not recorded through a ROU asset or liability. As of January 31, 2025, and July 31, 2024, the Company did not have any leases with terms greater than 12 months. The Company does currently hold a month-to-month tenancy agreements for office space costing less than $2,000 per month.

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
JANUARY 31, 2025 and 2024
(Unaudited)

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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of January 31, 2025, and July 31, 2024, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

All financial assets and liabilities approximate their fair value. Warrants liabilities are valued at Level 3.

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2025 and 2024
(Unaudited)

Fair Value Measurements

		Fair Value Measurements at January 31, 2025 using:
	January 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$-	-	-	-
Warrant Liabilities	$7,200	-	-	7,200

		Fair Value Measurements at July 31, 2024 using:
	July 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$-	-	-	-
Warrant Liabilities	$18,000	-	-	18,000

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of January 31, 2025 and July 31, 2024:

	January 31, 2025	July 31, 2024
Beginning Balance	$18,000	$195,750
Change in fair value of warrant liabilities	(10,800)	(177,750)
Ending Balance	$7,200	$18,000

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	January 31, 2025	July 31, 2024
Stock Price	$0.02	$0.04
Risk-free interest rates	4.36%	4.10%
Expected life (in years)	2.00 - 2.04	2.53
Expected volatility	878%	868%
Dividend yield	0%	0%

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
JANUARY 31, 2025 and 2024
(Unaudited)

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update ("ASU") 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker ("CODM"). ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on our disclosures.

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

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended January 31, 2025 the Company incurred a net loss from continuing operations of $692,513, cash provided by operating activities of $1,135,181, and $0 of revenue generated from continuing operations. As of January 31, 2025 the Company had a working capital deficiency of $3,088,834. Additionally, the Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The Company’s continuation as a going concern is dependent upon, among other things, its ability to increase revenues, adequately control operating expenses and raise financing from third parties. No assurance can be given that the Company will be successful in these efforts.

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
JANUARY 31, 2025 and 2024
(Unaudited)

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the Company's filing of its Quarterly Report on Form 10-Q for the three and six months ended January 31, 2024, with the Securities and Exchange Commission on March 27, 2024, the Company performed an evaluation of its accounting in relation to intangible assets subject to amortization. Management determined that the Original and Amended Form 10-Q do not give effect to certain expenses identified. Accordingly, the Company restates its condensed consolidated financial statements in this Form 10-Q as outlined further below. Upon review of the Company's previously filed 10-Q, the following errors were discovered and recorded:

1. Amortization expense associated with two intangible assets, software and customer contracts, had not been amortized in accordance with ASC 350-30-35. The Condensed Statement of Operations and the Condensed Statement of Cash Flows for the six months ended January 31, 2024 have been updated to properly reflect the amortization expense of intangible assets. The Condensed Statement of Operations for the three months ended January 31, 2024 have been updated to properly reflect the amortization expense of intangible assets.

2. Software costs that had been capitalized as an intangible software asset in accordance with ASC 350-40, were not presented separately in the statement of cash flows. The Condensed Statement of Cash Flows for the six months ended January 31, 2024 has been updated to properly reflect the capitalization of software costs as an intangible asset.

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported condensed consolidated statement of operations for the six months ended January 31, 2024:

	January 31,				January 31,
	2024		Adjustments		2024
	(As Filed)				(As Restated)
Revenues	$-		$-		$-
Cost of sales	-		-		-
Gross margin	-		-		-

Selling, general and administrative expenses	322,590		-		322,590
Amortization expense	-		336,596	(1)	336,596
Total operating expenses	326,980		336,596		659,186
Operating loss	(326,980)		(336,596)		(659,186)
Other income (expense)
Interest expense	(40,305)		-		(40,305)
Warrant adjustment to fair value	76,500		-		76,500
Total other expenses	36,195		-		36,195
Net loss from continuing operations before income taxes	$(286,395)		$(336,596)		$(622,991)
Provision for income taxes	-		-		-
Net loss from continuing operations	(286,395)		(336,596)		(622,991)
Net income from discontinued operations, after tax	209,201		-		209,201
Net income (loss)	$(77,194)		$(336,596)		$(413,790)
Weighted average number of common shares outstanding - basic and diluted	62,680,947				62,680,947
Net loss from continuing operations per share, basic and diluted	$(0.00)	$			$(0.01)
Net income from discontinued operations per share, basic and diluted	$0.00				$0.00
Net loss per share, basic and diluted	$(0.00)				$(0.01)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported condensed consolidated statement of operations for the three months ended January 31, 2024:

	January 31,			January 31,
	2024	Adjustments		2024
	(As Filed)			(As Restated)
Revenues	$-	$-		$-
Cost of sales	-	-		-
Gross margin	-	-		-

Selling, general and administrative expenses	158,600	-		158,600
Amortization expense	-	168,298	(1)	168,298
Total operating expenses	158,600	168,298		326,898
Operating loss	(158,600)	(168,298)		(326,898)
Other income (expense)
Interest expense	(20,448)	-		(20,448)
Warrant adjustment to fair value	4,500	-		4,500
Total other expenses	(15,948)	-		(15,948)

Net loss from continuing operations before income taxes	(174,548)	(168,298)		(342,846)
Provision for income taxes	-	-		-
Net loss from continuing operations, after tax	(174,548)	(168,298)		(342,846)

Net income from discontinued operations, after tax	187,212			187,212

Net income (loss)	$12,664	$(168,298)		$(155,634)

Weighted average number of common shares outstanding - basic and diluted	$62,680,947			$62,680,947
Net loss from continuing operations per share, basic and diluted	$(0.00)			$(0.01)
Net income from discontinued operations, after tax	$0.00			$0.00
Net income (loss) per share, basic and diluted	$0.00			$(0.00)

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2025 and 2024
(Unaudited)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported condensed consolidated statements of cash flows for six months ended January 31, 2024:

	January 31,				January 31,
	2024		Adjustments		2024
	(As Filed)				(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from discontinued operations	$209,201		$-		$209,201
Net loss from continuing operations	(286,395)		(336,596)		(622,991)
Net loss	(77,194)		(336,596)		(413,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-		336,596	(1)	336,596
Warrant adjustment to fair value	(76,500)		-		(76,500)
Changes in operating assets and liabilities:
Prepaid expenses	(10,591)		18,211		7,620
Accounts payable	24,217		11,361		35,578
Net cash provided by (used in) operating activities	(140,068)		29,572		(110,496)
CASH FLOWS FROM INVESTING ACTIVITIES
Software costs capitalized as intangible asset	-		(29,572)	(2)	(29,572)
Net cash used in investing activities	-		(29,572)		(29,572)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes	406,035		-		406,035
Net cash provided by (used in) financing activities	406,035		-		406,035
Net increase (decrease) in cash from continuing operations	265,967		-		265,967
Net increase (decrease) in cash from discontinued operations	(237,444)		-		(237,444)
Net increase (decrease) in cash	28,523		-		28,523
Cash, beginning of period	66,688		-		66,688
Cash, end of period	$95,211	$			$95,211
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$20,448		$(20,448)		$-
Cash paid for taxes	$-		$-		$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Commitment shares issued	$105,925		$-		$105,925

The specific explanations for the items noted above in the condensed consolidated restated financial statements are as follows:

1. After reexamining the useful lives of the Company's intangible assets, it has been determined that a portion of such assets are subject to amortization and should be segregated and amortized.

2. The cash flow effect of software costs capitalized as intangible assets in accordance with ASC 350-40 has been segregated and presented separately as an investing cash flow activity.

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2025 and 2024
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

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper to sell the Company's telecommunications assets to Viper (the "Viper Sale"). The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. As consideration for the Viper Sale the Company received back 2,500,000 shares of the Company's common stock. The Viper Sale closed on November 1, 2024. The returned shares had a value of $0.25 per share on November 1 2024 resulting in a total consideration value of $625,000. The Viper Sale qualified for held-for-sale accounting and represents a strategic shift with a major effect on the Company's operations and financial results. Following the Viper Sale, the Company will not have any significant continuing involvement in the operations of Open Data Centers, LLC, 1st Point Communications, LLC, Endstream Communications LLC, American Networks Inc., or Wikibuli Inc. As a result, the telecommunication assets met the criteria for reporting as a discontinued operation. With the divestiture of the telecommunications assets, the Company has begun to concentrate its efforts on its fintech initiatives. The financial results of the telecommunication assets are presented as loss from discontinued operations, after tax in the condensed consolidated statement of operations.

The following table represents the assets and liabilities of discontinued operations as of January 31, 2025 and July 31, 2024:

	January 31,	July 31,
	2025	2024
Current assets
Cash and cash equivalents	$-	$74,133
Accounts receivable	-	110,894
Note receivable	-	-
Security deposits	-	7,316
Prepaid expenses	-	13,563
Total current assets	-	205,906

Noncurrent assets
Property and equipment, net	-	48,368
Total noncurrent assets	-	48,368

Total assets - discontinued operations	$-	$254,274

Current liabilities
Accounts payable and accrued expenses	$544,533	$1,343,436
Loans payable	-	84,350
Convertible notes payable - related parties	-	204,300
Deferred revenue	-	141,156
Total current liabilities	544,533	1,773,242

Total liabilities - discontinued operations	$544,533	$1,773,242

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2025 and 2024
(Unaudited)

The following table represents the major components of the financial results of discontinued operations for the three and six months ended January 31, 2025 and 2024:

	For the Three Months Ended,		For the Six Months Ended,
	January 31,		January 31,
	2025	2024	2025	2024

Revenues	$-	$826,602	$1,233,567	$1,736,554
Cost of sales	-	577,010	970,210	1,225,886
Gross profit	-	249,592	263,357	510,668

Operating expenses
Selling, general and administrative expenses	-	213,112	248,052	412,750
Depreciation and amortization expense	-	15,043	20,139	29,970
Total operating expenses	-	228,155	268,191	442,720

OPERATING INCOME (LOSS)	-	21,437	(4,834)	67,948

Other income (expense)
Other income	-	165,788	-	168,803
Financing expense	-	-	(18,430)	(14,435)
Other expenses	-	(13)	-	(13,115)
Gain on disposal of subsidiaries	1,655,781	-	1,655,781	-
Total other income (expense)	1,655,781	165,775	1,637,351	141,253

Net income from discontinued operations before taxes	1,655,781	187,212	1,632,517	209,201
Provision for income taxes	-	-	-	-
Net income from discontinued operations, after taxes	$1,655,781	$187,212	$1,632,517	$209,201

The following table presents the components of the gain on disposal of subsidiaries resulting from the disposal of the telecommunication assets sold to Viper on November 1, 2024:

November 1,
2024
Net assets and liabilities
Cash and cash equivalents	$(34,727)
Accounts receivable	(239,245)
Note receivable	(5,000)
Security deposits	(7,316)
Prepaid expenses	(18,143)
Property and equipment, net	(29,678)
Accounts payable and accrued expenses	844,264
Loans payable	106,430
Convertible notes payable - related parties	201,300
Deferred revenue	212,896
Net gain from disposal of assets and liabilities	1,030,781

Consideration received in exchange for disposal of assets	625,000

Gain on disposal of subsidiaries	$1,655,781

Loans payable from discontinued operations

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper to sell the Company's telecommunications assets to Viper (the "Viper Sale"). The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. The Viper Sale closed on November 1, 2024. The telecommunication assets met the criteria for reporting as a discontinued operation and all assets and liabilities held within the telecommunication assets, including loans payable, were disposed of (Note 5 - Discontinued Operations).

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2025 and 2024
(Unaudited)

On August 27, 2024, Endstream Communications entered into a financing agreement with a financial institution in the amount of $68,250. As of November 1, 2024, the principal amount remaining under this financial agreement was $47,243.

On April 1, 2024, 1stPoint Communications entered into a financing agreement with a financial institution in the amount of $62,400. As of November 1, 2024 and July 31, 2024, the principal amount remaining under this financial agreement was $15,600 and $35,880, respectively.

On August 8, 2024, a lender lent 1stPoint Communications $73,260. As of November 1, 2024, the principal amount was $32,615.

On March 20, 2023, 1stPoint Communications entered into a financing agreement with a financial institution in the amount of $58,000 and $2,320 in transaction fees. As of November 1, 2024 and July 31, 2024 the principal remaining under this financial agreement was $0 and $17,234, respectively. The balance was paid in full on October 6, 2023.

During the fiscal year 2022, the Company entered into a non-interest bearing loan with a financial institution in the amount of $10,972. As of November 1, 2024 and July 31, 2024 the principal remaining was $10,972.

On February 26, 2021, Endstream Communications entered into a financing agreement with a financial institution in the amount of $40,000. The amount was refinanced on March 25, 2022 and again on November 16, 2022 in the amount of $141,750. The amount was refinanced once more during the year ended July 31, 2024 in the amount of $50,379. As of November 1, 2024, and July 31, 2024 the principal remaining was $0 and $37,498, respectively. The balance was paid in full on August 27, 2024.

As of November 1, 2024 and July 31, 2024, notes payable from discontinued operations consisted of the following:

	November 1, 2025	July 31, 2024
Notes payable	$106,430	$84,350
Less: current portion, net	(106,430)	(84,350)
Long-term notes payable, net	$-	$-

Related party convertible notes from discontinued operations

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper to sell the Company's telecommunications assets to Viper (the “Viper Sale”). The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. The Viper Sale closed on November 1, 2024. The telecommunication assets met the criteria for reporting as a discontinued operation and all assets and liabilities held within the telecommunication assets, including related party convertible notes, were disposed of (Note 5 – Discontinued Operations).

On March 24, 2020, the Company entered into a convertible note with a former Chief Financial Officer of the Company in the amount of $43,000. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The interest on this convertible note has been waived by the lender. As of November 1, 2024 and July 31, 2024, the balance of this note was $40,000 and $43,000, respectively.

On September 1, 2020, the Company entered into a convertible note for the sum of $100,000 with a non-executive director. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. Interest on the convertible note has been waived by the lender. The note has been amended several times, with a total increase in funding of $61,300. As of November 1, 2024 and July 31, 2024, the balance of this note was $161,300.

As of November 1, 2024 and July 31, 2024, related parties convertible debt from discontinued operations consisted of the following:

	November 1, 2024	July 31, 2024
Convertible notes payable – related parties from discontinued operations	$201,300	$204,300
Less: current portion, net	(201,300)	(204,300)
Long-term convertible notes payable – related parties, net	$-	$-

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2025 and 2024
(Unaudited)

NOTE 6 - PROPERTY AND EQUIPMENT

As of January 31, 2025 and July 31, 2024, property and equipment of continuing operations consisted of the following:

	January 31,	July 31,
	2025	2024	Life
Computer, telecom equipment and software	$2,675	$2,675	5 years
Less: Accumulated depreciation	(1,890)	-
Total	$785	$2,675

The Company incurred depreciation expense of $1,890 and $0 for the six months ended January 31, 2025 and 2024, respectively. The Company incurred depreciation expense of $1,755 and $0 for the three months ended January 31, 2025 and 2024, respectively.

NOTE 7 - INTANGIBLE ASSETS, NET

The following table displays the composition of intangible assets, net as well as the respective amortization period:

		January 31, 2025			July 31, 2024
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer contracts	7	$3,862,657	$1,698,510	$2,164,147	$3,862,657	$1,422,607	$2,440,050
Software	5	618,804	341,215	277,589	618,804	279,334	339,470
Total		$4,481,461	$2,039,725	$2,441,736	$4,481,461	$1,701,941	$2,779,520

The Company incurred amortization expense of $337,784 and $336,596 for the six months ended January 31, 2025 and 2024, respectively. The Company incurred amortization expense of $168,892 and $168,298 for the three months ended January 31, 2025 and 2024, respectively.

Estimated annual amortization expense for intangible assets is as follows:

For the years ended July 31,
2025 (remainder)	$339,586
2026	675,569
2027	623,098
2028	571,331
2029	232,152
Thereafter	-
Total	$2,441,736

NOTE 8 - LOANS PAYABLE

Loans payable from continued operations

On January 5, 2022, the Company entered into an unsecured promissory note (the "January 2022 Note") in the amount of $29,253. The January 2022 Note bears interest at a rate of 6% annually. The interest on this note has been forgiven by the note holder. As of January 31, 2025 and July 31, 2024, the balance of this note was $24,253.

As of January 31, 2025 and July 31, 2024, loans payable consisted of the following:

	January 31, 2025	July 31, 2024
Notes payable	$24,253	$24,253
Less: current portion, net	(24,253)	(24,253)
Long-term notes payable, net	$-	$-

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2025 and 2024
(Unaudited)

NOTE 9 - RELATED PARTY CONVERTIBLE DEBT

Related party convertible notes from continued operations

On August 22, 2019, the Company entered into a convertible note with a related party in the amount of $12,000. Principal of $4,500 has been repaid. The note will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this convertible note has been waived by the lender. As of January 31, 2025 and July 31, 2024, the balance of this note was $7,500.

On August 24, 2019, the Company entered into two convertible notes with two related parties (who were former partners in 1stPoint Communications, LLC) in the amounts of $12,000 and $6,000 respectively. Both notes bear interest at a rate of 6% annually and any interest may be accrued as either cash or stock at the option of the Company. The interest on these convertible notes has been waived by the lender. The convertible notes convert at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. As of January 31, 2025 the balances of these notes were $12,000 and $6,000. As of July 31, 2024 the balances of these notes were $12,000 and $6,000.

On April 20, 2020, the Company entered into a convertible note with a former Chief Financial Officer of the Company in the amount of $36,300 with an original maturity date of April 20, 2024. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The interest on this note has been waived by the lender. As of January 31, 2025 and July 31, 2024, the balance of this note was $36,300.

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2025 and 2024
(Unaudited)

On February 26, 2021, the Company entered into a convertible note (the "February 2021 Note") with a related party in the amount of $25,000. The note bears interest at a rate of 6%, compounded monthly and payable upon repayment or conversion. Interest has been waived by the lender. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The note has been amended several times, with an additional $180,000 loaned during the three months ended January 31, 2025. As of January 31, 2025 and July 1, 2024, the balance of this note was $2,419,799 and $1,243,993, respectively.

As of January 31, 2025 and July 31, 2024, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet and all interest and maturity dates have been waived by the holders of all convertible notes from all related parties.

As of January 31, 2025 and July 31, 2024, related parties convertible debt consisted of the following:

	January 31, 2025	July 31, 2024
Convertible notes payable - related parties	$2,481,600	$1,305,793
Less: current portion, net	(2,481,600)	(1,305,793)
Long-term convertible notes payable - related parties, net	$-	$-

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
JANUARY 31, 2025 and 2024
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

The Mast Note bears interest at a rate of 12% per annum. Any amount of principal or interest on the Mast Note which is not paid when due will bear interest at a rate of the lesser of (i) 16% per annum and (ii) the maximum amount permitted by law. The Mast Note may not be prepaid in whole or in part except as provided in the Mast Note by way of conversion at Mast's option. Mast has the right at any time to convert all or any part of the outstanding and unpaid principal amount and interest of the Mast Note into common stock, subject to a 4.99% equity blocker, at a conversion price of $0.58 per share; provided, however, that Mast is entitled to deduct $1,750 from the conversion amount in each case to cover Mast's fees associated with conversion. Mast's right to exercise each of the Mast Warrants is subject to a 4.99% equity blocker. Each of the Mast Warrants expires on the five-year anniversary of issuance. As of January 31, 2025 the Mast Note had been fully repaid and as result, it had a balance of $0. As of July 31, 2024, the balance of the Mast Note was $682,000.

As of January 31, 2025 and July 31, 2024, convertible debt consisted of the following:

	January 31, 2025	July 31, 2024
Convertible debt	$-	$682,000
Original issue discount	$-	$-
Less: current portion, net	-	(682,000)
Long-term convertible debt, net	$-	$-

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2025 and 2024
(Unaudited)

NOTE 11 - INCOME TAXES

The Company recorded no provision or benefit for income tax expense for the six months ended January 31, 2025 and 2024, respectively.

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

The Company has no open tax audits with any taxing authority as of January 31, 2025. The company's taxes are subject to examination by taxation authorities for a period of three years.

NOTE 12 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

On March 6, 2023, Mast Hill amended the terms of its promissory note, which included the issuance of 475,000 shares of the Company's common stock issued during the quarter ended October 31, 2023.

Treasury Stock

On November 1, 2024, the Viper Sale closed. As a result the Company sold its telecommunications assets to Viper, including 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. As consideration for the Viper Sale the Company received back 2,500,000 shares of the Company's common stock which was recorded as treasury stock (Note 5 - Discontinued Operations). The treasury stock from the Viper Sale was recorded at $0.25 per share, resulting in a total value of $625,000.

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
JANUARY 31, 2025 and 2024
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

The following schedule summarizes the changes in the Company's common stock warrants during the six months ended January 31, 2025 and 2024:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term
	Warrants	Price	(Years)
Balance outstanding at July 31, 2023	450,000	2.25	3.54
Granted	-	$-
Exercised	-	-	-
Expired/Canceled	-	-	-
Balance outstanding at January 31, 2024	450,000	$2.25	3.04
Exercisable at January 31, 2024	450,000	2.25	3.04

Balance outstanding at July 31, 2024	450,000	2.25	2.54
Granted	-	-	-
Exercised	-	-	-
Expired/Canceled	(150,000)	1.50	-
Balance outstanding at January 31, 2025	300,000	$2.63	2.04
Exercisable at January 31, 2025	300,000	$2.63	2.04

The Black Scholes model was used to determine the fair value of the warrants, including the use of the share price, exercise price, term, volatility, risk free interest rate and the dividend rate. The warrants were priced in each quarter and the carrying cost of the warrant adjusted in accordance with the model. The fair values of the outstanding warrants recorded as warrants liability as of January 31, 2025 and July 31, 2024 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	January 31,	July 31,
	2025	2024
Stock Price	$0.02	$0.04
Risk-free interest rates	4.36%	4.10%
Expected life (in years)	2.00 - 2.04	2.53
Expected volatility	878%	848%
Dividend yield	0%	0%

NOTE 15 – EARNINGS PER SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the number of weighted average common shares issued and outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding for the period, plus amounts representing the dilutive effect from the conversion of the convertible notes, as applicable. The Company calculates dilutive potential common shares for convertible securities using the as-if-converted method, which assumes the convertible securities will be converted as of the beginning of the period or the issuance date if later. The Company also calculates dilutive potential common shares using the treasury stock method for options and warrants.

A reconciliation of the Company’s basic and diluted income (loss) per common share is as follows:

	For the Three Months Ended,		For the Six Months Ended,
	January 31,		January 31,
	2025	2024	2025	2024

Numerator:
Net loss from continuing operations	$(279,838)	$(342,846)	$(692,513)	$(622,991)
Net income from discontinued operations	$1,655,781	$187,212	$1,632,517	$209,201
Net income (loss)	$1,375,943	$(155,634)	$940,004	$(413,790)

Denominator:
Basic weighted average common shares outstanding	60,683,120	62,680,947	61,919,533	62,680,947
Effect of potentially dilutive convertible notes	14,436,044	-	58,305,561	-
Dilutive weighted average common shares outstanding	75,119,164	62,680,947	120,225,094	62,680,947

Net loss from continuing operations per common share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income from discontinued operations per common share:
Basic	$0.03	$0.00	$0.03	$0.00
Diluted	$0.02	$0.00	$0.01	$0.00
Net income (loss) per common share:
Basic	$0.02	$(0.00)	$0.02	$(0.01)
Diluted	$0.02	$(0.00)	$0.01	$(0.01)

The following potentially dilutive securities have been excluded from computations of dilutive weighted average shares outstanding as they would be antidilutive:

	January 31, 2025	January 31, 2024
Warrants	300,000	450,000
Convertible Notes	-	1,055,172
Total	300,000	1,505,172

NOTE 16 - SUBSEQUENT EVENTS

In February of 2025, the Company agreed to amend the February 2021 Convertible Note. As a result, the principal balance of the February 2021 Note increased by $141,000. As of January 31, 2025, $5,000 of the additional principal had already been funded by the lender, and was included in the related party convertible note balance. Following the amendment, the February 2021 Convertible Note had an outstanding balance of $2,555,799 (Note 9 – Related Party Convertible Debt).

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

Overview

Hammer Fiber Optics Holdings Corp. is a company focused on sustainable shareholder value investing in financial services technology.

Hammer's financial technologies business is focused on providing digital stored value technology via its HammerPay mobile payments platform to enable digital commerce between consumers and branded merchants across the developing world, ensuring Swift, Safe and Secure encrypted remittances and banking transactions.

Recent Business Developments

On August 7, 2024, we authorized and executed a Purchase Agreement with Viper Networks, Inc. (“Viper”” to sell the Company's telecommunications assets to Viper (the “Viper Sale”). The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. Viper is acquiring these assets in exchange for 2,500,000 (2.5 Million) shares of the Company's common stock. The Viper Sale closed on November 1, 2024.

As a result, these subsidiaries’ results, including the gain on disposal of subsidaries, are presented as a line item, “net income from discontinued operations,” net of tax in the condensed consolidated statements of operations and excluded from continuing operations for all periods presented. Accordingly, any discussion of historical information in Management’s Discussion and Analysis below reflects the discontinued subsidiaries’ results as a discontinued operation, and amounts, including key metrics, and disclosures below pertain to our continuing operations for all periods presented unless overwise noted. (See “Note 5-Discontinued Operations” to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further details of the transaction.)

Results of Operations

For the Three Months Ended January 31, 2025 Compared to the Three Months Ended January 31, 2024

	January 31, 2025	January 31, 2024	$ Change	% Change
Revenues	$-	$-	$-	0.0%
Cost of sales	-	-	-	0.0%
Selling, general and administrative expenses	176,928	158,600	18,328	11.6%
Depreciation and amortization expense	170,647	168,298	2,349	1.4%
Total operating expenses	$347,575	$326,898	$19,057	6.3%

We did not generate any revenues from continuing operations for the three months ended January 31, 2025 nor the three months ended January 31, 2024.

During the three months ended January 31, 2025, we incurred total operating expenses of $347,575 compared with $326,898, an increase of approximately $20,677 or 6.3%, for the comparable period ended January 31, 2024. The increase in expenses is due to the launch of our HammerPay software.

We recorded depreciation and amortization expense of $170,647 and $168,298 during the three months ended January 31, 2025 and 2024, respectively.

	For the three months ended January 31,
	2025	2024	$ Change	% Change
Other income (expense)
Interest expense	-	(20,448)	20,448	(100.00)%
Warrant adjustment to fair value	67,737	4,500	63,237	1,405.3%
Total other income (expense)	$67,737	$(15,948)	$83,685	(524.7)%

During the three months ended January 31, 2025, we incurred total other income of $67,737 consisting of warrant adjustment to fair value of $67,737. We did not incur any interest expense during the three months ended January 31, 2025. During the three months ended January 31, 2024 we incurred total other expense of $15,948 consisting primarily of interest expense of $20,448. This expense is partially offset by warrant adjustment to fair value of $4,500.

For the Six Months Ended January 31, 2025 Compared to the Six Months Ended January 31, 2024

	January 31, 2025	January 31, 2024	$ Change	% Change
Revenues	$-	$-	$-	0.0%
Cost of sales	-	-	-	0.0%
Selling, general and administrative expenses	363,487	322,590	40,897	12.7%
Depreciation and amortization expense	339,674	336,596	3,078	0.9%
Total operating expenses	$703,161	$659,186	$43,975	6.7%

We did not generate any revenues from continuing operations for the six months ended January 31, 2025 nor the six months ended January 31, 2024.

During the six months ended January 31, 2025, we incurred total operating expenses of $703,161 compared with $659,186, an increase of approximately $43,975 or 6.7%, for the comparable period ended January 31, 2024. The increase in expenses is due to the launch of our HammerPay software.

We recorded depreciation and amortization expense of $339,674 and $336,596 during the six months ended January 31, 2025 and 2024, respectively.

	For the six months ended January 31,
	2025	2024	$ Change	% Change
Other income (expense)
Interest expense	(152)	(40,305)	40,153	99.6%
Change in fair value of warrant liability	10,800	76,500	(65,700)	(85.9)%
Total other income (expense)	$10,648	$36,195	$(25,547)	(70.6)%

During the six months ended January 31, 2025, we incurred total other income of $10,648 primarily consisting of adjustments to the fair value of the warrant liability of $10,800. This income is partially offset by interest expense of $152.  During the six months ended January 31, 2025 we incurred total other income of $36,195 consisting primarily of adjustments to the fair value of warrant liabilities of $76,500. This expense is partially offset by interest expense of $40,305.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of January 31, 2025, we had $29,552 in cash compared to $0 at July 31, 2024, an increase of $29,552.

As of January 31, 2025, we had total current assets of $34,912 and total current liabilities of $3,123,746, or negative working capital of $3,088,834, compared to total current assets of $206,266 and total current liabilities of $3,998,146, or negative working capital of $3,791,880 as of July 31, 2024. This is an increase in working capital of $703,46 driven primarily by the Viper Sale and the resulting decrease in current liabilities from discontinued operations.

We have financed our operations since inception primarily through debt from related parties. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form. Our ability to remain a going concern is dependent upon whether we can raise debt and/or equity capital from third party sources for both working capital and business development needs until such time as we are substantially sustained as a going concern through cash flow from operations.

See the analysis below of the cash flow statement for further details pertaining to liquidity.

	For the six months ended January 31,
	2025	2024	$ Change

Net cash provided by (used in) operating activities - continuing operations	$1,135,181	$(110,496)	$1,275,249
Net cash provided by investing activities - continuing operations	-	(29,572)	29,572
Net cash provided by financing activities - continuing operations	493,806	406,035	87,771
Net cash provided by (used in) operations - discontinued operations	4,310	(176,100)	180,410
Net cash used in investing activities - discontinued operations	(1,691,958)	(13,497)	(1,678,461)
Net cash provided by (used in) financing activities - discontinued operations	14,080	(47,847)	61,927
Net increase (decrease) in cash and cash equivalents	$(44,581)	$28,523	$(73,104)

Changes in Cash Flows from Continuing Operating Activities

During the six months ended January 31, 2025 the cash provided by operating activities was $1,135,181. The cash provided by operating activities was primarily the result of the net income from discontinued operations of $1,632,517, and amortization expense of $337,784; offset primarily by the net income from continuing operations of $940,004 and a decrease in accounts payable and accrued expenses of $128,697. During the six months ended January 31, 2024 the cash used in operating activities consisted primarily of amortization expense of $336,596 and the net loss from continuing operations of $209,201; offset primarily by the net loss from continuing operations of $413,790 and the warrant adjustment to fair value of $76,500.

Changes in Cash Flows from Continuing Investing Activities

There were no investing activities during the six months ended January 31, 2025. During the six months ended January 31, 2024 the cash used by investing activities was composed entirely of $29,572 of software costs capitalized as intangible assets.

Changes in Cash Flows from Continuing Financing Activities

During the six months ended January 31, 2025, cash flow provided by financing activities was $493,806. The cash provided by financing activities was primarily the result of proceeds from related part6y convertible notes payable of $1,175,806 offset by the repayment of convertible notes payable of $682,000. During the six months ended January 31, 2024 the cash provided by financing activities was $406,035. The cash provided by financing activities was composed entirely of the proceeds from related party convertible notes.

Going Concern

As of January 31, 2025, substantial doubt existed as to the Company's ability to continue as a going concern as the Company has earned only minimal revenue, has no certainty of earning additional revenues in the future, has a working capital deficit and an overall accumulated deficit since inception. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update ("ASU") 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker ("CODM"). ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on our disclosures.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation under the supervision and with the participation of our Principal Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2025, the disclosure controls and procedures of our Company were not effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2025, management continued to commit resources to the remediation of the material weaknesses reported in the Company’s Form 10-K for the fiscal year ended July 31, 2024. Furthermore, management continued to augment its resources for remediating the identified deficiencies and in other internal controls over financial reporting.

Except as described above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2022 (Rule 13a-14(a) or Rule 15d-14(a))
31.2*	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2022 (Rule 13a-14(a) or Rule 15d-14(a))
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2**	Certification of Principal Financial Officer pursuant to 18. U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*     Filed herewith
**   In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

HAMMER TECHNOLOGY HOLDINGS CORP

Date: May 16, 2025	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: May 16, 2025	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer