Form 10-Q
period 2025-04-30
HAMMER FIBER OPTICS HOLDINGS CORP
filed 2025-06-13
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of June 13, 2025, the registrant had 69,057,154 shares of commons stock outstanding.

HAMMER TECHNOLOGY HOLDINGS CORP.

Hammer Fiber Optics Holdings Corp.

Condensed Consolidated Balance Sheets

	April 30,	July 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$26,704	$-
Prepaid expenses	5,360	360
Current assets from discontinued operations	-	205,906
Total current assets	32,064	206,266

Property and equipment, net	655	2,675
Intangible assets, net	2,272,844	2,779,520
Noncurrent assets from discontinued operations	-	48,368

Total assets	$2,305,563	$3,036,829

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$65,820	$194,858
Loans payable	24,253	24,253
Convertible notes payable	-	682,000
Convertible notes payable - related parties	2,692,600	1,305,793
Warrant liabilities	10,680	18,000
Current liabilities from discontinued operations	544,533	1,773,242
Total current liabilities	3,337,886	3,998,146

Total Liabilities	$3,337,886	$3,998,146

Commitments and contingencies (note 13)

Stockholders' Equity (Deficit)
Treasury stock (4,253,335 and 1,753,335 common shares at April 30, 2025 and July 31, 2024, respectively)	$(625,000)	$-
Common stock, $0.001 par value, 250,000,000 shares authorized; 63,155,947 and 63,155,947 shares issued at April 30, 2025 and July 31, 2024, respectively and 58,902,612 and 61,402,612 shares outstanding at April 30, 2025 and July 31, 2024, respectively	63,156	63,156
Additional paid-in capital	28,007,940	28,007,940
Accumulated deficit	(28,478,419)	(29,032,413)
Total Stockholders' Equity (Deficit)	(1,033,323)	(961,317)

Total Liabilities and Stockholders' Equity (Deficit)	$2,305,563	$3,036,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
		(as restated)		(as restated)
Revenues	$-	$420	$-	$420

Operating expenses
Selling, general and administrative expenses	212,852	257,251	576,339	579,841
Depreciation and amortization expense	169,023	168,298	508,697	504,894
Total operating expenses	381,875	425,549	1,085,036	1,084,735

Operating loss	(381,875)	(425,129)	(1,085,036)	(1,084,315)

Other expenses
Interest expense	(655)	(21,756)	(807)	(62,061)
Financing expense	-	(164,525)	-	(164,525)
Gain (loss) on change in fair value of warrant liability	(3,480)	(29,250)	7,320	47,250
Total other income (expenses)	(4,135)	(215,531)	6,513	(179,336)

Net loss from continuing operations before income taxes	(386,010)	(640,660)	(1,078,523)	(1,263,651)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(386,010)	(640,660)	(1,078,523)	(1,263,651)

Net (loss) income from discontinued operations, after taxes
Net income (loss) from discontinued operations	-	(32,105)	(23,264)	177,096
Gain on disposal of subsidiaries	-	-	1,655,781	-

Total net (loss) income from discontinued operations, after taxes	-	(32,105)	1,632,517	177,096

Net income (loss)	$(386,010)	$(672,765)	$553,994	$(1,086,555)

Net loss from continuing operations per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net (loss) income from discontinued operations per share, basic	(0.00)	(0.00)	0.03	0.00
Net (loss) income from discontinued operations per share, diluted	(0.00)	(0.00)	0.01	0.00
Total net income (loss) per share, basic	(0.01)	(0.00)	0.01	(0.02)
Total net income (loss) per share, diluted	$(0.01)	$(0.01)	$0.00	$(0.02)

Weighted average number of common shares outstanding, basic	58,902,612	63,155,947	59,754,260	62,078,537
Weighted average number of common shares outstanding, diluted	58,902,612	63,155,947	121,945,838	65,315,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2023	62,205,947	$62,206	1,753,335	$-	$27,808,440	$(27,799,400)	$71,246
Commitment shares issued	475,000	475	-	-	105,450	-	105,925
Net loss	-	-	-	-	-	(258,156)	(258,156)
Balance, October 31, 2023	62,680,947	$62,681	1,753,335	$-	$27,913,890	$(28,057,556)	$(80,985)
Net loss				-		(155,634)	(155,634)
Balance, January 31, 2024	62,680,947	$62,681	1,753,335	$-	$27,913,890	$(28,213,190)	$(236,619)
Net loss						(672,765)	(672,765)
Balance, April 30, 2024	62,680,947	$62,681	1,753,335	-	$27,913,890	(28,885,955)	(909,384)

Balance, July 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,032,413)	$(961,317)
Net loss	-	-	-	-	-	(435,939)	(435,939)
Balance, October 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,468,352)	$(1,397,256)
Treasury stock from Viper sale	-	-	2,500,000	(625,000)	-	-	(625,000)
Net income	-	-	-	-	-	1,375,943	1,375,943
Balance, January 31, 2025	63,155,947	$63,156	4,253,335	$(625,000)	$28,007,940	$(28,092,409)	$(646,313)
Net loss						(386,010)	(386,010)
Balance, April 30, 2025	63,155,947	$63,156	4,253,335	$(625,000)	$28,007,940	$(28,478,419)	$(1,032,323)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hammer Fiber Optics Holdings Corp

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2025	2024
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$553,994	$(1,086,555)
Net income from discontinued operations	1,632,517	177,096
Net loss from continuing operations	(1,078,523)	(1,263,651)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	2,020	-
Amortization	506,677	504,894
Non-cash interest expense	-	164,525
Gain on change in fair value of warrant liability	(7,320)	(47,250)
Changes in assets and liabilities:
Prepaid expenses	(5,000)	7,620
Accounts payable and accrued expenses	(129,038)	1,036,162
Net cash provided by (used in) operating activities:	$921,333	$579,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Software costs capitalized as intangible asset	-	(33,031)
Net cash used in investing activities:	$-	$(33,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party convertible notes	1,386,806	633,992
Repayment of convertible notes payable	(682,000)	-
Net cash provided by financing activities:	$704,806	$633,992

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash provided by (used in) operations - discontinued operations	4,310	(1,193,964)
Cash used in investing activities - discontinued operations	(1,691,958)	(15,318)
Cash provided by (used in) financing activities - discontinued operations	14,080	52,441
Net cash used in discontinued operations:	$(1,673,568)	$(1,156,841)

NET (DECREASE) INCREASE IN CASH	(47,429)	23,516

CASH FROM CONTINUING OPERATIONS - BEGINNING OF PERIOD	-	18,912
CASH FROM DISCONTINUED OPERATIONS - BEGINNING OF PERIOD	74,133	47,776
CASH AT BEGINNING OF PERIOD	$74,133	$66,688

CASH FROM CONTINUING OPERATIONS - END OF PERIOD	26,704	32,889
CASH FROM DISCONTINUED OPERATIONS - END OF PERIOD	-	57,315
CASH AT END OF PERIOD	$26,704	$90,204

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$109,545	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Commitment shares issued	$-	$105,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER FIBER OPTICS HOLDINGS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS APRIL 30, 2025 AND 2024 (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Hammer Fiber Optics Holdings Corp (OTCPK:HMMR) is a company focused on sustainable shareholder value investing in both financial services technology and wireless telecommunications infrastructure. Hammer Fiber Optics Holdings Corp (the "Company" or "Hammer") is incorporated in the state of Nevada. As of the filing of the accompanying financial statements, the Company had one wholly-owned active subsidiary, Hammerpay USA Ltd. Additionally, the Company had two wholly-owned inactive subsidiaries: Hammer Fiber Optics Investment Ltd., and Hammer Wireless (SL) Limited.

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

Hammer Fiber Optics Investment Ltd ceased operations on October 31, 2018 when Verizon Communications, LLC terminated the spectrum lease agreement. During the year ended December 31, 2020, the Company's board of directors approved the discontinuation of the operations of the Company's subsidiary Open Data Centers LLC. The operations of Open Data Centers, LLC were discontinued and the Company shut down its operations in its Piscataway, NJ data center. Open Data Centers, LLC was dissolved on December 30, 2020. On July 31, 2023 the Company's board of directors approved the discontinuation of the operations of Hammer Wireless (SL) Limited, the Company's data communications service in Sierra Leone. The operations were discontinued in March 2020 and all assets have been written down.

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

Cash and cash equivalents

Cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of April 30, 2025 and July 31, 2024, did not have any cash balances which exceeded the insured amounts.

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2025 AND 2024
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

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management's assessment, there were no indicators of impairment of the Company's property and equipment as of April 30, 2025 and July 31, 2024, respectively.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized any related impairment losses during the nine months ended April 30, 2025 and 2024.

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

The Company did not recognize any intangible asset impairment charges during the nine months ended April 30, 2025 or 2024.

As of April 30, 2025, the Company had a total of $2,272,844 of net intangible assets with finite useful lives, which consisted of customer contracts of $2,026,194 and internal-use software in the aggregate of $246,650.

As of July 31, 2024, the Company had a total of $2,779,520 of net intangible assets with finite useful lives, which consisted of customer contracts of $2,440,050 and internal-use software in the aggregate of $339,470.

Leases

The Company accounts for its lease contracts in accordance with the guidance in ASC 842. The Company determines if an arrangement is a lease at inception. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. All leases that have lease terms of one year or less are considered short-term leases, and therefore are not recorded through a ROU asset or liability. As of April 30, 2025, and July 31, 2024, the Company did not have any leases with terms greater than 12 months. The Company does currently hold a month-to-month tenancy agreements for office space costing less than $2,000 per month.

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
APRIL 30, 2025 AND 2024
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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of April 30, 2025, and July 31, 2024, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2025 AND 2024
(Unaudited)

Fair Value Measurements

		Fair Value Measurements at April 30, 2025 using:
	April 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$-	-	-	-
Warrant Liabilities	$10,680	-	-	10,680

		Fair Value Measurements at July 31, 2024 using:
	July 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$-	-	-	-
Warrant Liabilities	$18,000	-	-	18,000

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of April 30, 2025 and July 31, 2024:

	April 30, 2025	July 31, 2024
Beginning Balance	$18,000	$195,750
Change in fair value of warrant liabilities	(7,320)	(177,750)
Ending Balance	$10,680	$18,000

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the warrant liability at each measurement date:

	April 30, 2025	July 31, 2024
Stock Price	$0.04	$0.04
Risk-free interest rates	3.72%	4.10%
Expected life (in years)	1.78 - 1.80	2.53
Expected volatility	1,032% - 1,038%	868%
Dividend yield	0%	0%

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
APRIL 30, 2025 AND 2024
(Unaudited)

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

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended April 30, 2025 the Company incurred a net loss from continuing operations of $1,078,523, cash provided by operating activities of $921,333, and $0 of revenue generated from continuing operations. As of April 30, 2025 the Company had a working capital deficiency of $3,305,822. Additionally, the Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The Company's continuation as a going concern is dependent upon, among other things, its ability to increase revenues, adequately control operating expenses and raise financing from third parties. No assurance can be given that the Company will be successful in these efforts.

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
APRIL 30, 2025 AND 2024
(Unaudited)

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the Company's filing of its Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2024, with the Securities and Exchange Commission on August 26, 2024, the Company performed an evaluation of its accounting in relation to intangible assets subject to amortization. Management determined that the Original and Amended Form 10-Q do not give effect to certain expenses identified. Accordingly, the Company restates its condensed consolidated financial statements in this Form 10-Q as outlined further below. Upon review of the Company's previously filed 10-Q, the following errors were discovered and recorded:

1. Amortization expense associated with two intangible assets, software and customer contracts, had not been amortized in accordance with ASC 350-30-35. The Condensed Statement of Operations and the Condensed Statement of Cash Flows for the nine months ended April 30, 2024 have been updated to properly reflect the amortization expense of intangible assets. The Condensed Statement of Operations for the three months ended April 30, 2024 have been updated to properly reflect the amortization expense of intangible assets.

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported condensed consolidated statement of operations for the nine months ended April 30, 2024:

	April 30,			April 30,
	2024	Adjustments		2024
	(As Filed)			(As Restated)
Revenues	$420	$-		$420
Cost of sales	-	-		-
Gross margin	420	-		420

Selling, general and administrative expenses	579,841	-		579,841
Amortization expense	-	504,894	(1)	504,894
Total operating expenses	579,841	504,894		1,084,735
Operating loss	(579,421)	(504,894)		(1,084,315)
Other income (expense)
Interest expense	(62,061)	-		(62,061)
Financing expenses	(164,525)			(164,525)
Warrant liability adjustment to fair value	47,250	-		47,250
Total other expenses	(179,336)	-		(179,336)

Net loss from continuing operations before income taxes	$(758,757)	$(504,894)		$(1,263,651)
Provision for income taxes	-	-		-
Net loss from continuing operations	(758,757)	(504,894)		(1,263,651)

Net income from discontinued operations, after tax	177,096	-		177,096

Net income (loss)	$(581,661)	$(504,894)		$(1,086,555)

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2025 AND 2024
(Unaudited)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported condensed consolidated statement of operations for the three months ended April 30, 2024:

	April 30,			April 30,
	2024	Adjustments		2024
	(As Filed)			(As Restated)
Revenues	$420	$-		$420
Cost of sales	-	-		-
Gross margin	420	-		420

Selling, general and administrative expenses	257,251	-		257,251
Amortization expense	-	168,298	(1)	168,298
Total operating expenses	257,251	168,298		425,549
Operating loss	(256,831)	(168,298)		(425,129)
Other income (expense)
Interest expense	(21,756)	-		(21,756)
Financing expense	(164,525)			(164,525)
Warrant liability adjustment to fair value	(29,250)	-		(29,250)
Total other expenses	(215,531)	-		(215,531)

Net loss from continuing operations before income taxes	(472,362)	(168,298)		(640,660)
Provision for income taxes	-	-		-
Net loss from continuing operations, after tax	(472,362)	(168,298)		(640,660)

Net loss from discontinued operations, after tax	(32,105)			(32,105)

Net income (loss)	$(504,467)	$(168,298)		$(672,765)

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2025 AND 2024
(Unaudited)

The following table sets forth the effects of the adjustments on affected items within the Company's previously reported condensed consolidated statements of cash flows for nine months ended April 30, 2024:

	April 30,				April 30,
	2024	Adjustments			2024
	(As Filed)				(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(581,661)		$(504,894)		$(1,086,555)
Net income from discontinued operations	177,096				177,096
Net loss from continuing operations	(758,757)		(504,894)		(1,263,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-		504,894	(1)	504,894
Non-cash interest expense	164,525
Warrant adjustment to fair value	(47,250)				(47,250)
Changes in operating assets and liabilities:
Prepaid expenses	7,620				7,620
Accounts payable	1,036,162				1,036,162
Net cash provided by (used in) operating activities	579,396		-		579,396
CASH FLOWS FROM INVESTING ACTIVITIES
Software costs capitalized as intangible asset	(33,031)				(33,031)
Net cash used in investing activities	(33,031)		-		(33,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes	633,992		-		633,992
Net cash provided by (used in) financing activities	633,992		-		633,992
Net increase (decrease) in cash from continuing operations	1,180,357		-		1,180,357
Net increase (decrease) in cash from discontinued operations	(1,156,841)		-		(1,156,841)
Net increase (decrease) in cash	23,516		-		23,516
Cash, beginning of period	66,688		-		66,688
Cash, end of period	$90,204	$			$90,204
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$21,756		$(21,756)		$-
Cash paid for taxes	$-		$-		$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Commitment shares issued	$105,925		$-		$105,925

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
APRIL 30, 2025 AND 2024
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

The following table represents the assets and liabilities of discontinued operations as of April 30, 2025 and July 31, 2024:

	April 30,	July 31,
	2025	2024
Current assets
Cash and cash equivalents	$-	$74,133
Accounts receivable	-	110,894
Note receivable	-	-
Security deposits	-	7,316
Prepaid expenses	-	13,563
Total current assets	-	205,906

Noncurrent assets
Property and equipment, net	-	48,368
Total noncurrent assets	-	48,368

Total assets - discontinued operations	$-	$254,274

Current liabilities
Accounts payable and accrued expenses	$544,533	$1,343,436
Loans payable	-	84,350
Convertible notes payable - related parties	-	204,300
Deferred revenue	-	141,156
Total current liabilities	544,533	1,773,242

Total liabilities - discontinued operations	$544,533	$1,773,242

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2025 AND 2024
(Unaudited)

The following table represents the major components of the financial results of discontinued operations for the three and nine months ended April 30, 2025 and 2024:

	For the Three Months Ended,		For the Nine Months Ended,
	April 30,		April 30,
	2025	2024	2025	2024

Revenues	$-	$769,992	$1,233,567	$2,506,546
Cost of sales	-	593,468	970,210	1,819,354
Gross profit	-	176,524	263,357	687,192

Operating expenses
Selling, general and administrative expenses	-	194,984	248,052	607,734
Depreciation and amortization expense	-	13,471	20,139	43,441
Total operating expenses		208,455	268,191	651,175

OPERATING INCOME (LOSS)	-	(31,931)	(4,834)	36,017

Other income (expense)
Other income	-	9,621	-	178,424
Financing expense	-	(8,995)	(18,430)	(23,430)
Other expenses	-	(800)	-	(13,915)
Gain on disposal of subsidiaries	-	-	1,655,781	-
Total other income (expense)	-	(174)	1,637,351	141,079

Net income from discontinued operations before taxes	-	(32,105)	1,632,517	177,096
Provision for income taxes	-	-	-	-
Net income from discontinued operations, after taxes	$-	$(32,105)	$1,632,517	$177,096

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
APRIL 30, 2025 AND 2024
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

Related party convertible notes from discontinued operations

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper to sell the Company's telecommunications assets to Viper (the "Viper Sale"). The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. The Viper Sale closed on November 1, 2024. The telecommunication assets met the criteria for reporting as a discontinued operation and all assets and liabilities held within the telecommunication assets, including related party convertible notes, were disposed of (Note 5 - Discontinued Operations).

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

As of November 1, 2024 and July 31, 2024, related parties convertible debt from discontinued operations consisted of the following:

	November 1, 2024	July 31, 2024
Convertible notes payable - related parties from discontinued operations	$201,300	$204,300
Less: current portion, net	(201,300)	(204,300)
Long-term convertible notes payable - related parties, net	$-	$-

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2025 AND 2024
(Unaudited)

NOTE 6 - PROPERTY AND EQUIPMENT

As of April 30, 2025 and July 31, 2024, property and equipment of continuing operations consisted of the following:

	April 30,	July 31,
	2025	2024	Life
Computer, telecom equipment and software	$2,675	$2,675	5 years
Less: Accumulated depreciation	(2,020)	-
Total	$655	$2,675

The Company incurred depreciation expense of $2,020 and $0 for the nine months ended April 30, 2025 and 2024, respectively. The Company incurred depreciation expense of $130 and $0 for the three months ended April 30, 2025 and 2024, respectively.

NOTE 7 - INTANGIBLE ASSETS, NET

The following table displays the composition of intangible assets, net as well as the respective amortization period:

		April 30, 2025			July 31, 2024
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer contracts	7	$3,862,657	$1,836,463	$2,026,194	$3,862,657	$1,422,607	$2,440,050
Software	5	618,804	372,154	246,650	618,804	279,334	339,470
Total		$4,481,461	$2,208,617	$2,272,844	$4,481,461	$1,701,941	$2,779,520

The Company incurred amortization expense of $506,677 and $504,894 for the nine months ended April 30, 2025 and 2024, respectively. The Company incurred amortization expense of $168,892 and $168,298 for the three months ended April 30, 2025 and 2024, respectively.

Estimated annual amortization expense for intangible assets is as follows:

For the years ended July 31,
2025 (remainder)	$170,693
2026	675,569
2027	623,098
2028	571,331
2029	232,153
Thereafter	-
Total	$2,272,844

NOTE 8 - LOANS PAYABLE

Loans payable from continued operations

On January 5, 2022, the Company entered into an unsecured promissory note (the "January 2022 Note") in the amount of $29,253. The January 2022 Note bears interest at a rate of 6% annually. The interest on this note has been forgiven by the note holder. As of April 30, 2025 and July 31, 2024, the balance of this note was $24,253.

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2025 AND 2024
(Unaudited)

As of April 30, 2025 and July 31, 2024, loans payable consisted of the following:

	April 30, 2025	July 31, 2024
Notes payable	$24,253	$24,253
Less: current portion, net	(24,253)	(24,253)
Long-term notes payable, net	$-	$-

NOTE 9 - RELATED PARTY CONVERTIBLE DEBT

Related party convertible notes from continued operations

On August 22, 2019, the Company entered into a convertible note with a related party in the amount of $12,000. Principal of $4,500 has been repaid. The note will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest on this convertible note has been waived by the lender. As of April 30, 2025 and July 31, 2024, the balance of this note was $7,500.

On August 24, 2019, the Company entered into two convertible notes with two related parties (who were former partners in 1stPoint Communications, LLC) in the amounts of $12,000 and $6,000 respectively. Both notes bear interest at a rate of 6% annually and any interest may be accrued as either cash or stock at the option of the Company. The interest on these convertible notes has been waived by the lender. The convertible notes convert at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. As of April 30, 2025 the balances of these notes were $12,000 and $6,000. As of July 31, 2024 the balances of these notes were $12,000 and $6,000.

On April 20, 2020, the Company entered into a convertible note with a former Chief Financial Officer of the Company in the amount of $36,300 with an original maturity date of April 20, 2024. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The interest on this note has been waived by the lender. As of April 30, 2025 and July 31, 2024, the balance of this note was $36,300.

On February 26, 2021, the Company entered into a convertible note (the "February 2021 Convertible Note") with a related party in the amount of $25,000. The note bears interest at a rate of 6%, compounded monthly and payable upon repayment or conversion. Interest has been waived by the lender. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The note has been amended several times, with an additional $1,386,807 loaned during the nine months ended April 30, 2025. As of April 30, 2025 and July 1, 2024, the balance of this note was $2,630,800 and $1,243,993, respectively.

As of April 30, 2025 and July 31, 2024, all of the related party payables are reported as current liabilities in the Consolidated Balance Sheet and all interest and maturity dates have been waived by the holders of all convertible notes from all related parties.

As of April 30, 2025 and July 31, 2024, related parties convertible debt consisted of the following:

	April 30, 2025	July 31, 2024
Convertible notes payable - related parties	$2,692,600	$1,305,793
Less: current portion, net	(2,692,600)	(1,305,793)
Long-term convertible notes payable - related parties, net	$-	$-

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
APRIL 30, 2025 AND 2024
(Unaudited)

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

The Mast Note bears interest at a rate of 12% per annum. Any amount of principal or interest on the Mast Note which is not paid when due will bear interest at a rate of the lesser of (i) 16% per annum and (ii) the maximum amount permitted by law. The Mast Note may not be prepaid in whole or in part except as provided in the Mast Note by way of conversion at Mast's option. Mast has the right at any time to convert all or any part of the outstanding and unpaid principal amount and interest of the Mast Note into common stock, subject to a 4.99% equity blocker, at a conversion price of $0.58 per share; provided, however, that Mast is entitled to deduct $1,750 from the conversion amount in each case to cover Mast's fees associated with conversion. Mast's right to exercise each of the Mast Warrants is subject to a 4.99% equity blocker. Each of the Mast Warrants expires on the five-year anniversary of issuance. As of April 30, 2025 the Mast Note had been fully repaid and as result, it had a balance of $0. As of July 31, 2024, the balance of the Mast Note was $682,000.

As of April 30, 2025 and July 31, 2024, convertible debt consisted of the following:

	April 30, 2025	July 31, 2024
Convertible debt	$-	$682,000
Original issue discount	$-	$-
Less: current portion, net	-	(682,000)
Long-term convertible debt, net	$-	$-

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2025 AND 2024
(Unaudited)

NOTE 11 - INCOME TAXES

The Company recorded no provision or benefit for income tax expense for the nine months ended April 30, 2025 and 2024, respectively.

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

The Company has no open tax audits with any taxing authority as of April 30, 2025. The company's taxes are subject to examination by taxation authorities for a period of three years.

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
APRIL 30, 2025 AND 2024
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

The following schedule summarizes the changes in the Company's common stock warrants during the nine months ended April 30, 2025 and 2024:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term
	Warrants	Price	(Years)
Balance outstanding at July 31, 2023	450,000	$2.25	3.54
Granted	-	-
Exercised	-	-	-
Expired/Canceled	-	-	-
Balance outstanding at April 30, 2024	450,000	$2.25	2.79
Exercisable at April 30, 2024	450,000	$2.25	2.79

Balance outstanding at July 31, 2024	450,000	$2.25	2.54
Granted	-	-	-
Exercised	-	-	-
Expired/Canceled	(150,000)	1.50	-
Balance outstanding at April 30, 2025	300,000	$2.63	1.79
Exercisable at April 30, 2025	300,000	$2.63	1.79

The Black Scholes model was used to determine the fair value of the warrants, including the use of the share price, exercise price, term, volatility, risk free interest rate and the dividend rate. The warrants were priced in each quarter and the carrying cost of the warrant adjusted in accordance with the model. The fair values of the outstanding warrants recorded as warrants liability as of April 30, 2025 and July 31, 2024 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	April 30,	July 31,
	2025	2024
Stock Price	$0.04	$0.04
Risk-free interest rates	3.72%	4.10%
Expected life (in years)	1.78 - 1.80	2.53
Expected volatility	1,038%	848%
Dividend yield	0%	0%

NOTE 15 - EARNINGS PER SHARE

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

HAMMER FIBER OPTICS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2025 AND 2024
(Unaudited)

A reconciliation of the Company's basic and diluted income (loss) per common share is as follows:

	For the Three Months Ended,		For the Nine Months Ended,
	April 30,		April 30,
	2025	2024	2025	2024

Numerator:
Net loss from continuing operations	$(386,010)	$(640,660)	$(1,078,523)	$(1,263,651)
Net (loss) income from discontinued operations	$-	$(32,105)	$1,632,517	$177,096
Net (loss) income (loss)	$(386,010)	$(672,765)	$553,994	$(1,086,555)

Denominator:
Basic weighted average common shares outstanding	58,902,612	63,155,947	59,754,260	62,078,537
Effect of potentially dilutive convertible notes	-	-	62,191,578	3,237,337
Dilutive weighted average common shares outstanding	58,902,612	63,155,947	121,945,838	65,315,874

Net loss from continuing operations per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net income from discontinued operations per common share:
Basic	$(0.00)	$(0.00)	$0.03	$(0.00)
Diluted	$(0.00)	$(0.00)	$0.01	$(0.00)
Net income (loss) per common share:
Basic	$(0.01)	$(0.00)	$0.01	$(0.02)
Diluted	$(0.01)	$(0.01)	$0.00	$(0.02)

The following potentially dilutive securities have been excluded from computations of dilutive weighted average shares outstanding as they would be anti-dilutive:

	April 30, 2025	April 30, 2024
Warrants	300,000	450,000
Convertible Notes	-	-
Total	300,000	450,000

NOTE 16 - SUBSEQUENT EVENTS

On May 24, 2025, the Company entered into an Assignment and Assumption Agreement with Michael Sevell and Caban Global Reach Private Equity LP ("CGRPE"), a Delaware limited partnership. Under this agreement, Mr. Sevell assigned to CGRPE the February 2021 Convertible Note previously issued by the Company (Note 9 - Related Party Convertible Debt). As of May 24, 2025 the principal amount of the February 2021 Convertible Note was $2,680,800. On May 25, 2025, the Company and CGRPE executed a Debt Exchange Agreement pursuant to which the full principal amount of the February 2021 Convertible Note was exchanged for 10,154,542 shares of common stock of the Company, at a per-share conversion price of $0.264, a 20% discount to market on the date of conversion. Mr. Sevell is a director of the Company.

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

Results of Operations

For the Three Months Ended April 30, 2025 Compared to the Three Months Ended April 30, 2024

	April 30, 2025	April 30, 2024	$ Change	% Change
Revenues	$-	$420	$(420)	(100.00)%

Cost of sales	-	-	-	0.00%
Selling, general and administrative expenses	212,852	257,251	(44,399)	(17.26)%
Depreciation and amortization expense	169,023	168,298	725	0.43%
Total operating expenses	$381,875	$425,549	$(43,674)	(10.26)%

We did not generate any revenues from continuing operations for the three months ended April 30, 2025 and generated $420 for the three months ended April 30, 2024.

During the three months ended April 30, 2025, we incurred total operating expenses of $381,875 compared with $425,549, a decrease of approximately $43,674 or 10.26%, for the comparable period ended April 30, 2024. The decrease in expenses is due primarily to a decrease in professional expenses of $9,466 and a decrease in corporate and IT expenses of $34,028.

We recorded depreciation and amortization expense of $169,023 and $168,298 during the three months ended April 30, 2025 and 2024, respectively.

	For the three months ended April 30,
	2025	2024	$ Change	% Change
Other income (expense)	-	-	-	0.00%
Interest expense	(655)	(21,756)	21,101	(96.99)%
Financing expense	-	(164,525)	164,525	(100.00)%
Warrant liability adjustment to fair value	(3,480)	(29,250)	25,770	(88.10)%
Total other income (expense)	$(4,135)	$(215,531)	$211,396	(98.08)%

During the three months ended April 30, 2025, we incurred total other expense of $4,135 consisting of warrant adjustment to fair value of $3,480 and interest expense of $655. During the three months ended April 30, 2024 we incurred total other expense of $215,531 consisting primarily of financing expense of $164,525, interest expense of $21,756 and warrant liability adjustment to fair value of $29,250.

For the Nine Months Ended April 30, 2025 Compared to the Nine Months Ended April 30, 2024

	April 30, 2025	April 30, 2024	$ Change	% Change
Revenues	$-	$420	$(420)	(100.00)%

Cost of sales	-	-	-	0.00%
Selling, general and administrative expenses	576,339	579,841	(3,502)	(0.60)%
Depreciation and amortization expense	508,697	504,894	3,803	0.75%
Total operating expenses	$1,085,036	$1,084,735	$5,301	0.03%

We did not generate any revenues from continuing operations for the nine months ended April 30, 2025 and generated $420 for the nine months ended April 30, 2024.

During the nine months ended April 30, 2025, we incurred total operating expenses of $1,085,036 compared with $1,084,735, an increase of approximately $301 or 0.03%, for the comparable period ended April 30, 2024. The change in operating expenses was composed primarily an increase in corporate and IT expenses ($41,503), a decrease in professional expense ($13,685), and a decrease in rent expenses ($27,517).

We recorded depreciation and amortization expense of $508,697 and $504,894 during the nine months ended April 30, 2025 and 2024, respectively.

	For the nine months ended April 30,
	2025	2024	$ Change	% Change
Other income (expense)	-	-	-	0.00%
Interest expense	(807)	(62,061)	61,254	(98.70)%
Financing expense	-	(164,525)	164,525	(100.00)%
Gain on change in fair value of warrant liability	7,320	47,250	(39,930)	(84.51)%
Total other income (expense)	$6,513	$(179,336)	$185,849	(103.63)%

During the nine months ended April 30, 2025, we incurred total other income of $6,513 primarily consisting of adjustments to the fair value of the warrant liability of $7,320. This income is partially offset by interest expense of $807. During the nine months ended April 30, 2024 we incurred total other expense of $179,336 consisting primarily of financing expense of $164,525 and interest expense of $62,061. This expense is partially offset by adjustments to the fair value of warrant liabilities of $47,250.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of April 30, 2025, we had $26,704 in cash compared to $0 at July 31, 2024, an increase of $26,704.

As of April 30, 2025, we had total current assets of $32,064 and total current liabilities of $3,337,886, or negative working capital of $3,305,822, compared to total current assets of $206,266 and total current liabilities of $3,998,146, or negative working capital of $3,791,880 as of July 31, 2024. This is an increase in working capital of $486,058 driven primarily by the Viper Sale and the resulting decrease in current liabilities from discontinued operations.

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

See the analysis below of the cash flow statement for further details pertaining to liquidity.

	For the nine months ended April 30,
	2025	2024	$ Change

Net cash provided by (used in) operating activities - continuing operations	$921,333	$579,396	$341,937
Net cash provided by investing activities - continuing operations	-	(33,031)	33,031
Net cash provided by financing activities - continuing operations	704,806	633,992	70,814
Net cash provided by (used in) operations - discontinued operations	4,310	(1,193,964)	1,198,274
Net cash used in investing activities - discontinued operations	(1,691,958)	(15,318)	(1,676,640)
Net cash provided by (used in) financing activities - discontinued operations	14,080	52,441	(38,361)
Net increase (decrease) in cash and cash equivalents	$(47,429)	$23,516	$(70,945)

Changes in Cash Flows from Continuing Operating Activities

During the nine months ended April 30, 2025 the cash provided by operating activities was $921,333. The cash provided by operating activities was primarily the result of the net income from discontinued operations of $1,632,517, and amortization expense of $506,677; offset primarily by the net loss from continuing operations of $1,078,523 and a decrease in accounts payable and accrued expenses of $129,038. During the nine months ended April 30, 2024 the cash used in operating activities consisted primarily of amortization expense of $504,894 and the net income from discontinued operations of $177,096; offset primarily by the net loss from continuing operations of $1,263,651 and the warrant adjustment to fair value of $47,250.

Changes in Cash Flows from Continuing Investing Activities

There were no investing activities during the nine months ended April 30, 2025. During the nine months ended April 30, 2024 the cash used by investing activities was composed entirely of $33,031 of software costs capitalized as intangible assets.

Changes in Cash Flows from Continuing Financing Activities

During the nine months ended April 30, 2025, cash flows provided by financing activities was $704,806. The cash provided by financing activities was primarily the result of proceeds from related party convertible notes payable of $1,386,806 offset by the repayment of convertible notes payable of $682,000. During the nine months ended April 30, 2024 the cash provided by financing activities was $633,992. The cash provided by financing activities was composed entirely of the proceeds from related party convertible notes.

Going Concern

For the nine months ended April 30, 2025, the Company incurred a net loss from continuing operations of $1,078,523, cash provided by operating activities of $921,333, and $0 of revenue generated from continuing operations. As of April 30, 2025, the Company had a working capital deficiency of $3,305,822. As of April 30, 2025, substantial doubt existed as to the Company's ability to continue as a going concern as a result of these factors. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation under the supervision and with the participation of our Principal Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2025, the disclosure controls and procedures of our Company were not effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2025, management continued to commit resources to the remediation of the material weaknesses reported in the Company's Form 10-K for the fiscal year ended July 31, 2024. Furthermore, management continued to augment its resources for remediating the identified deficiencies and in other internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022 (Rule 13a-14(a) or Rule 15d-14(a))
32.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022 (Rule 13a-14(a) or Rule 15d-14(a))
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2**	Certification of Principal Financial Officer pursuant to 18. U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	101.INS Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

HAMMER TECHNOLOGY HOLDINGS CORP.

Date: June 13, 2025	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: June 13, 2025	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer