Form 10-K
period 2025-07-31
HAMMER TECHNOLOGY HOLDINGS CORP.
filed 2025-10-29
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

Commission File Number 000-1539680

HAMMER TECHNOLOGY HOLDINGS CORP.

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

Securities registered pursuant to section 12(g) of the Act:

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

As of October 29, 2025, there were 73,310,489 shares of the registrant's $0.001 par value common stock issued and 69,057,154 shares outstanding.

Documents Incorporated by Reference

None

HAMMER TECHNOLOGY HOLDINGS CORP.
TABLE OF CONTENTS
TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2025

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

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper Networks, Inc. with the intention to sell the Company's telecommunications assets to Viper. The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and 10% ownership in Wikibuli Inc. Viper has acquired these assets in exchange for receiving back 2,500,000 (2.5 million) shares of the Company's common stock. The transaction closed on November 1, 2024. With the divestiture of the telecommunications assets, the Company has begun to concentrate its efforts on its fintech initiatives. HammerPay is a scalable, mobile-first financial services technology platform featuring an advanced digital wallet and neo-banking system, designed for global deployment in both developed and emerging markets.

On September 1, 2024, the Board approved a resolution to amend the Articles of Incorporation to change the Company's name from "Hammer Fiber Optics Holdings Corp" to "Hammer Technology Holdings Corp." The majority vote of shareholders approved the name change by written consent in lieu of a meeting on September 1, 2024. The name change became effective on September 3, 2025.

Current Operations

Hammer Technology Holdings Corp. ("Hammer", the "Company") (OTCPink Limited:HMMR) is a company focused on sustainable shareholder value investing in financial services technology.

Hammer's financial technologies business is focused on providing digital stored value technology via its HammerPay mobile payments platform to enable digital commerce between consumers and branded merchants across the developing world, ensuring Swift, Safe and Secure encrypted remittances and banking transactions.

Employees

We currently have ten employees, six of which are full-time employees and four are part time.  Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if appropriate.

Intellectual Property

The company owns and controls a portfolio of proprietary intellectual property assets developed to support its digital-payments division, HammerPay. These include:

• Software Codebase and APIs: Proprietary source code, database architecture, and middleware connecting prepaid merchant cards, digital wallets, and real-time settlement engines.

• Digital Platform Design: Custom integrations for merchant onboarding, sanctions screening, and KYC/AML verification workflows built into HammerPay's cloud-based system.

• User Experience (UX) and Interface Assets: Original design layouts, workflow sequences, and customer-interaction modules unique to HammerPay's compliance-driven ecosystem.

• Trademarks and Brand Assets: Trademark registration filings for the HammerPay and Hammer Technology Holdings brands are in progress in the U.S. and select international markets.

• Process IP: Proprietary business processes for prepaid merchant card issuance, third-party reseller management, and merchant revenue-sharing models forming the foundation of HammerPay's commercial advantage.

All intellectual property is owned by the Company and maintained through a structured IP protection program covering copyrights, confidentiality agreements, and data-security protocols.

Competition

HammerPay operates within the digital payments and prepaid merchant-card industry, competing with both traditional payment processors and emerging fintech platforms. Key competitors include Payoneer, Wise (formerly TransferWise), Stripe Treasury, Marqeta, and other Banking-as-a-Service (BaaS) infrastructure providers.

Competitive Strengths:

• Proprietary Compliance Infrastructure - Embedded OFAC, EU, and UN sanctions screening and AML/KYC validation directly within HammerPay's onboarding workflow.

• Merchant-Specific Card Model - Value-restricted prepaid cards that eliminate cash-out risk and ensure transparent fund-tracking.

• Integrated Fintech Stack - Unified issuing, acquiring, and digital-wallet capabilities managed through proprietary APIs and security-controlled settlement architecture.

• Scalable White-Label Platform - Rapid deployment under partner brands, supporting expansion across African markets and diaspora payment channels.

Competitive Challenges:

• Larger competitors have broader global brand recognition and established regulatory footprints.

• As a growth-stage fintech, the Company continues to invest in platform certification, user acquisition, and international licensing to expand its market position.

Despite these challenges, the Company's proprietary infrastructure, regulatory compliance rigor, and B2B2C delivery model create sustainable competitive advantages and long-term scalability in the digital payments sector.

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

• Global economic downturns, market declines, or financial disruptions, could harm our business, financial condition, operations, and cash flows.

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

There is substantial doubt about the entity's ability to continue as a going concern

The Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of the financial statements. The Company's continuation as a going concern is dependent upon, among other things, its ability to increase revenues, adequately control operating expenses and receive debt and/or equity capital from third parties. No assurance can be given that the Company will be successful in these efforts. The Company intends to continue to address this condition by seeking to raise additional capital through the issuance of debt and/or the sale of equity until such time that ongoing revenues can sustain the business, at which time capitalization may be considered through other means.

If we are unable to obtain additional funding when needed, our business operations will be harmed, and if we do obtain additional financing, our then-existing stockholders may suffer substantial dilution.

As we take steps to grow our business, or as we respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, if needed. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders.

Information technology dependency and cybersecurity vulnerabilities could lead to reduced revenue, liability claims, or competitive harm.

The Company is increasingly dependent on sophisticated information technology and infrastructure. Any significant breakdown, intrusion, interruption or corruption of these systems or data breaches could have a material adverse effect on our business.

We use electronic information technology (IT) in our operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to disruptions from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. A material breach in the security of our IT systems could include the theft of our intellectual property or trade secrets. Such disruptions or security breaches could result in the theft, unauthorized use or publication of our intellectual property and/or confidential business information, harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business. We have, from time to time, experienced incidents related to our IT systems, and expect that such incidents will continue, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. We have measures and defenses in place against unauthorized access, but we may not be able to prevent, immediately detect, or remediate such events.

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

The company maintains a structured cybersecurity risk-management framework focused on identifying, assessing, and mitigating material risks from cybersecurity threats within its digital payments division, HammerPay. HammerPay's platform architecture, which supports regulated payment processing, prepaid merchant card issuance, and digital wallet operations, is continuously monitored to protect customer data and transaction integrity. The Company conducts continuous threat detection, routine penetration testing, and access-control audits, while incident-response protocols are coordinated by the Compliance and IT Security teams.

Cybersecurity oversight is an integral component of the Company's enterprise risk-management (ERM) process. Identified threats and mitigation plans are reviewed alongside financial and operational risks. The Chief Compliance Officer (CCO) and Chief Technology Officer (CTO) jointly oversee cybersecurity posture and report quarterly to the Board of Directors. Cybersecurity objectives align with corporate governance and business-continuity strategies.

The Company engages independent cybersecurity consultants, auditors, and compliance specialists to validate internal controls, including penetration testing, PCI-DSS and SOC 2 assessments, and KYC/AML compliance audits. Findings are documented, tracked, and reviewed with the Board of Directors.

HammerPay's vendor-management program governs all third parties that handle or access sensitive data, including banking partners, cloud providers, and API vendors. Each provider undergoes due diligence, contractual data-protection obligations, and ongoing certification reviews (SOC 2, PCI-DSS).

The Company recognizes the importance of developing, implementing, and maintaining cybersecurity measures to safeguard its information systems and protect the confidentiality, integrity, and availability of the data. The Company will be looking to adopt cybersecurity processes, technologies and controls to aid in its efforts to assess, prevent, identify and manage such risks.

ITEM 2. PROPERTIES

The Company does not own any real property, nor have any long term lease obligations. The Company does currently hold a month-to-month tenancy agreements for office space.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON EQUITY

Market Information

Our Common Stock is quoted under the ticker symbol "HMMR" on the OTC Pink Limited Market.

On October 23,  2025, the last reported sales price per share of our Common Stock on the OTC Pink Limited Market was $0.138.

Security Holders

As of October 23, 2025, we had 380 record holders of our Common Stock.

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

Recent Sales of Unregistered Securities

On May 24, 2025, the Company entered into an Assignment and Assumption Agreement with Michael Sevell and Caban Global Reach Private Equity LP ("CGRPE"), a Delaware limited partnership. Under this agreement, Mr. Sevell assigned to CGRPE a convertible note previously issued by the Company in the principal amount of $2,680,798.50.  On May 25, 2025, the Company and CGRPE executed a Debt Exchange Agreement pursuant to which the full principal amount of the Loan was exchanged for 10,154,542 shares of common stock of the Company, at a per-share conversion price of $0.264. As of the filing of this Form 10-K, the shares of common stock have not yet been issued.

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

Overview

Hammer Technology Holdings Corp. is a company focused on sustainable shareholder value investing in financial services technology. We have one wholly-owned active subsidiary, Hammerpay USA Ltd. Additionally, we have two wholly-owned inactive subsidiaries: Hammer Fiber Optics Investment Ltd., and Hammer Wireless (SL) Limited.

Our financial technologies business is focused on providing digital stored value technology via our HammerPay mobile payments platform to enable digital commerce between consumers and branded merchants across the developing world, ensuring swift, safe and secure encrypted remittances and banking transactions.

Recent Developments

On August 7, 2024, we authorized and executed a Purchase Agreement with Viper Networks, Inc. ("Viper") to sell our telecommunications assets to Viper (the "Viper Sale"). The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. The telecommunication assets qualified for reporting as a discontinued operation. As a result, the results of the telecommunication assets, including the gain on disposal of subsidiaries, are excluded from continuing operations for all periods presented. Accordingly, any discussion of our historical financial information below reflects the telecommunication asset's results as a discontinued operation and amounts and disclosures below pertain to our continuing operations for all periods presented, unless otherwise noted. With the divestiture of the telecommunications assets, we have begun to concentrate our efforts on fintech initiatives such as our mobile payments platform, instead of on telecommunication services.

As consideration for the Viper Sale we received back 2,500,000 shares of the Company's common stock. The Viper Sale closed on November 1, 2024. The returned shares had a value of $0.25 per share on November 1 2024 resulting in a total consideration value of $625,000.

Effective on September 3, 2025, the Company amended its Articles of Incorporation, as amended with the State of Nevada to effect a change of the Company's name from "Hammer Fiber Optics Holdings Corp." to "Hammer Technology Holdings Corp."

Results of Operations for the Year Ended July 31, 2025 Compared to the Year Ended July 31, 2024

	2025	2024	$ Change	% Change
Revenues	$-	$420	$(420)	-100.00%

Cost of sales	-	-
Selling, general and administrative expenses	(842,609)	(728,714)	113,895	15.63%
Depreciation and amortization expense	(677,723)	(673,193)	4,530	0.67%
Intangible asset impairment	(1,888,242)	-	1,888,242	100.00%
Total operating expenses	$(3,408,574)	$(1,401,907)	$2,006,667	143.21%

Net revenues for the year ended July 31, 2025 and 2024 were $0 and $420 respectively, a decrease of approximately $420 or 100%. We did not generate any revenues during the year ended July 31, 2025 as our mobile payments platform had not yet launched.

During the year ended July 31, 2025, we incurred total operating expenses of $3,408,574 compared with $1,401,907, an increase of approximately $2,006,667 or 143%, for the comparable period ended July 31, 2024. The increase in operating expenses is primarily the result of our intangible asset impairment of $1,888,242 during the year ended July 31, 2025. The intangible asset impairment was due to uncertainty regarding our ability to accurately project future earnings and positive cash flows related to our customer contract intangible asset, which we fully impaired as of July 31, 2025

We had an increase in selling, general and administrative expense of $113,895 or 16% for the year ended July 31, 2025 compared to the year ended July 31, 2024. The increase in selling, general and administrative expense is due primarily to an increase in professional expense ($99,618) and an increase in corporate and IT expense ($42,003), offset by a decrease in rent expense ($27,727).

We recorded depreciation and amortization expense of $677,723 and $673,193 during the years ended July 31, 2025 and 2024, respectively. Our depreciation and amortization expense for the year ended July 31, 2025 was composed of amortization of the customer contract asset of $551,808, amortization of the software asset of $123,760, and depreciation of property and equipment of $2,155. Our depreciation and amortization expense for the year ended July 31, 2024 was composed of amortization of the customer contract asset of $551,808, and amortization of the software asset of $121,385.

	2025	2024	$ Change	% Change
Other income (expense)
Interest expense	(1,500)	(86,043)	84,543	-98.26%
Warrant financing expenses	-	(164,525)	164,525	-100.00%
Gain (loss) on change in fair value of warrant liability	(45,000)	177,750	(222,750)	-125.32%
Loss on conversion of debt	(974,836)	-	(974,836)	100.00%
Total other income (expense)	$(1,021,336)	$(72,818)	$(948,518)	1,302.59%

During the year ended July 31, 2025, we incurred total other expense of $1,021,336 primarily consisting of loss on conversion of debt of $974,836, loss on change in fair value of warrant liability of $45,000 and interest expense of $1,500. During the year ended July 31, 2024 we incurred total other expense of $72,818 consisting primarily of warrant financing expense of $164,525, interest expense of $86,043; offset by the gain on change in fair value of warrant liability of $177,750.

During the year ended July 31, 2025 we recorded a net loss from continuing operations of $4,429,910, compared to a net loss from operations of $1,474,305 from the year ended July 31, 2024. The increase in net loss from continuing operations is due primarily to the intangible asset impairment and a large increase in our total other expenses.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of July 31, 2025, we had $18,054 in cash compared to $0 at July 31, 2024, an increase of $18,054.

As of July 31, 2025, we had total current assets of $19,304 and total current liabilities of $877,663, or negative working capital of $858,359, compared to total current assets of $206,266 and total current liabilities of $3,998,146, or negative working capital of $3,791,880 as of July 31, 2024. This is an increase in working capital of $2,933,521 driven primarily by the Viper Sale and the resulting decrease in current liabilities from discontinued operations.

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

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, and the costs of expending our operations. We plan to generate positive cash flow from the expansion of our fintech initiatives, such as our mobile payments platform. We may also choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders' ownership in us and could also result in a decrease in the market price of our common stock. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form.

See the analysis below of the cash flow statement for further details pertaining to liquidity.

	2025	2024	$ Change

Net cash used in operating activities - continuing operations	(855,780)	(871,731)	15,951
Net cash used in investing activities - continuing operation	-	(33,920)	33,920
Net cash provided by financing activities - continuing operations	$840,752	$771,493	$69,259
Net cash provided by operating activities - discontinued operations	(18,954)	145,412	(164,366)
Net cash used in investing activities - discontinued operations	(36,177)	(19,719)	(16,458)
Net cash provided by financing activities - discontinued operations	14,080	15,910	(1,830)
Net increase (decrease) in cash and cash equivalents	$(56,079)	$7,445	$(63,524)

Cash Flow from Continuing Operating Activities

During the year ended July 31, 2025 the cash used in operating activities from continuing operations was $855,780. The cash used in operating activities was primarily the result of the loss from continuing operations of $4,429,910, offset primarily by intangible asset impairment of $1,888,242, the loss on conversion of convertible note payable to common stock of $974,836, and amortization expense of $675,568.

During the year ended July 31, 2024 the cash used in operating expenses from continuing operations was $871,731. The cash used by operating expenses was primarily the result of a net loss from continuing operations of $1,474,305, and the change in fair value of the warrant liability of $177,750, offset primarily by amortization expense of $673,193 and an increase in accounts payable and accrued expenses of $99,511.

Cash Flow from Continuing Investing Activities

We did not have cash flows from investing activities from continuing operations for the year ended July 31, 2025. The cash flows from investing activities from continuing operations for the year ended July 31, 2024 were composed of $33,920 of software costs capitalized as intangible assets.

Cash Flow from Continuing Financing Activities

During the year ended July 31, 2025, we had cash provided by financing activities from continuing operations of $840,752. The cash provided by financing activities was primarily a result of $1,522,752 of proceeds from related party convertible notes, offset primarily by $682,000 of repayments of convertible notes payable.

During the year ended July 31, 2024, we had cash provided by financing activities from continuing operations of $771,493. The cash flows from financing activities were composed of proceeds from related party convertible notes of $771,493.

Going Concern

For the year ended July 31, 2025, the Company incurred a net loss from continuing operations of $4,429,910, cash used in operating activities of $855,780, and $0 of revenue generated from continuing operations. As of July 31, 2025, the Company had a working capital deficiency of $858,359. As of July 31, 2025, substantial doubt existed as to the Company's ability to continue as a going concern as a result of these factors. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in accordance with GAAP requires application of management's subjective judgments, often requiring estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in "Note 2 - Summary of Significant Accounting Policies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, we believe that the following accounting policies require the application of significant judgments and estimates.

Warrant Fair Value

Our warrant fair value estimates are based on the Black Scholes model using quoted market prices and estimated volatility factors based on historical prices of the Company's common stock. Valuations derived from the Back-Scholes model are subject to ongoing internal and external verification and review. The inputs used in the Black-Scholes model involve our judgment and changes to those inputs may impact our net loss.

Intangible Assets

Our intangible assets, composed of software and customer contracts, were obtained through the Company's January 2022 acquisition of Telecom Financial Services, Ltd. ("TFS"), as well as capitalized internal software development costs. A valuation specialist was contracted to determine a purchase price allocation for the $4,250,000 paid for TFS. Ultimately, it was determined that the software is valued at approximately $387,843 and the customer contract at approximately $3,862,657. The Company also capitalized internal software costs of $230,961. These assets have useful lives of between 5 and 7 years and are amortized on a straight-line basis.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Determining indicators of impairment and measuring impairment losses requires the use of our judgment and estimates. Changes in market conditions or operating results could materially impact these estimates.

Due to uncertainty regarding the Company's ability to accurately project future earnings and positive cash flows related to its customer contract intangible asset, the Company fully impaired the customer contract asset as of July 31, 2025. As a result, the Company recognized a loss from the impairment of intangible assets of $1,888,242 for the year ended July 31, 2025.

Recently Issued Accounting Pronouncements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

July 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Hammer Technology Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hammer Technology Holdings Corp. and Subsidiaries (the "Company") as of July 31, 2025, the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2025, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss from continuing operations of $4,429,910, cash used in continuing operating activities of $855,780, and no revenues generated from continuing operations. As of July 31, 2025 the Company had a working capital deficiency of $858,359. Additionally, the Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  Management's Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial  statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Intangible assets

As described in Footnote 2 "Summary of Significant Accounting Policies" and Footnote 5 "Intangible Assets, Net" to the consolidated financial statements, the Company fully impaired the customer contract asset as of July 31, 2025 resulting in a loss from the impairment of intangible assets of $1,888,842.

We identified the Company's impairment analysis as a critical audit matter. Auditing management's analysis of this critical audit matter involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) Gained an understanding of management's process to conduct an impairment analysis, (b) evaluated if the valuation method used by management was appropriate (c) evaluated the data and assumptions used in management's impairment analysis, and (d) compared the accounting treatment and presentation to that described by the authoritative and interpretive literature. We agreed with management's final conclusions regarding impairment of intangible assets.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company's auditor since 2025.

Boca Raton, Florida

October 29, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hammer Fiber Optics Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hammer Fiber Optics Holdings Corp. ("the Company") as of July 31, 2024, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended , and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Spokane, Washington
February 4, 2025

HAMMER TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$18,054	$-
Prepaid expenses	1,250	360
Current assets from discontinued operations	-	205,906
Total current assets	19,304	206,266

Property and equipment, net	520	2,675
Intangible assets, net	215,710	2,779,520
Noncurrent assets from discontinued operations	-	48,368

Total assets	$235,534	$3,036,829

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$184,077	$194,858
Loans payable	24,253	24,253
Convertible notes payable	-	682,000
Convertible notes payable - related parties	61,800	1,305,793
Warrant liabilities	63,000	18,000
Current liabilities from discontinued operations	544,533	1,773,242
Total current liabilities	877,663	3,998,146

Convertible notes payable, noncurrent - related parties	85,946	-

Total liabilities	963,609	3,998,146

Commitments and contingencies (Note 11)	-	-

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized 73,310,489 and 63,155,947 shares issued at July 31, 2025 and 2024, respectively and 69,057,154 and 61,402,612 shares outstanding at July 31, 2025 and July 31, 2024, respectively	73,311	63,156
Treasury stock (4,253,335 and 1,753,335 shares held at July 31, 2025 and 2024, respectively)	(625,000)	-
Additional paid-in capital	31,653,420	28,007,940
Accumulated deficit	(31,829,806)	(29,032,413)
Total Stockholder's Equity (Deficit)	(728,075)	(961,317)

Total Liabilities and Stockholders' Equity (Deficit)	$235,534	$3,036,829

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	July 31,
	2025	2024
Revenues	$-	$420

Operating expenses
Selling, general and administrative expenses	842,609	728,714
Depreciation and amortization expense	677,723	673,193
Intangible asset impairment	1,888,242	-
Total operating expenses	3,408,574	1,401,907

Loss from operations	(3,408,574)	(1,401,487)

Other income (expense)
Interest expense	(1,500)	(86,043)
Warrant financing expense	-	(164,525)
(Loss) gain on change in fair value of warrant liability	(45,000)	177,750
Loss on conversion of debt	(974,836)	-
Total other income (expense)	(1,021,336)	(72,818)

Net loss from continuing operations before income taxes	(4,429,910)	(1,474,305)
Provision for income taxes	-	-
Net loss from continuing operations	(4,429,910)	(1,474,305)

Net (loss) income from discontinued operations, after taxes
Net (loss) income from discontinued operations	(23,264)	241,292
Gain on disposal of subsidiaries	1,655,781	-
Total net income from discontinued operations, after taxes	1,632,517	241,292

Net loss	$(2,797,393)	$(1,233,013)

Weighted average number of common shares outstanding - basic and diluted

Net loss from continuing operations per share, basic and diluted	$(0.07)	$(0.02)
Net income from discontinued operations per share, basic	$0.03	$0.00
Net income from discontinued operations per share, diluted	$0.03	$0.00
Total net loss per share, basic and diluted	$(0.05)	$(0.02)

Weighted average number of common shares outstanding - basic	61,375,762	62,755,125
Weighted average number of common shares outstanding - diluted	62,262,557	66,073,225

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance, July 31, 2023	62,205,947	$62,206	1,753,335	$-	$27,808,440	$(27,799,400)	$71,246
Commitment shares issued	950,000	950	-	-	199,500	-	200,450
Net loss for the year	-	-	-	-	-	(1,233,013)	(1,233,013)
Balance, July 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,032,413)	$(961,317)
Treasury stock from Viper Sale	-	-	2,500,000	(625,000)	-	-	(625,000)
Common stock issued due to conversion of debt	10,154,542	10,155	-	-	3,645,480	-	3,655,635
Net loss for the year	-	-	-	-	-	(2,797,393)	(2,797,393)
Balance, July 31, 2025	73,310,489	$73,311	4,253,335	$(625,000)	$31,653,420	$(31,829,806)	$(728,075)

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2025	2024

Cash flows from operating activities:
Net loss from continuing operations	$(4,429,910)	$(1,474,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,155	-
Amortization	675,568	673,193
Loss on conversion of convertible note payable to common stock	974,836	-
Change in fair value of warrant liability	45,000	(177,750)
Intangible asset impairment	1,888,242	-
Changes in operating assets and liabilities:
Prepaid expenses	(890)	7,620
Accounts payable and accrued expenses	(10,781)	99,511
Net cash used in operating activities:	$(855,780)	$(871,731)

Cash flows from investing activities:
Software costs capitalized as intangible asset	-	(33,920)
Net cash used in investing activities:	$-	$(33,920)

Cash flows from financing activities:
Proceeds from related party convertible notes	1,522,752	771,493
Repayment of notes payable	(682,000)	-
Net cash provided by financing activities:	$840,752	$771,493

Cash flows from discontinued operations:
Cash provided by operations - discontinued operations	(18,954)	145,412
Cash used in investing activities - discontinued operations	(36,177)	(19,719)
Cash provided by financing activities - discontinued operations	14,080	15,910
Net cash used in discontinued operations:	$(41,051)	$141,603

Net increase (decrease) in cash and cash equivalents	(56,079)	7,445

Cash and cash equivalents from continuing operations - beginning of year	-	18,912
Cash and cash equivalents from discontinued operations - beginning of year	74,133	47,776
Cash and cash equivalents at beginning of year	$74,133	$66,688

Cash and cash equivalents from continuing operations - end of year	18,054	-
Cash and cash equivalents from discontinued operations - end of year	-	74,133
Cash and cash equivalents at end of year	$18,054	$74,133

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$109,546	$21,756
Income Tax	$-	$800

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Commitment shares issued	$-	$200,450
Conversion of convertible debt to common stock	$2,680,799	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2025 AND 2024

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Hammer Technology Holdings Corp. (OTCPK:HMMR) is a company focused on sustainable shareholder value investing in both financial services technology and wireless telecommunications infrastructure. Hammer Technology Holdings Corp (the "Company" or "Hammer") is incorporated in the state of Nevada. As of the filing of the accompanying financial statements, the Company had one wholly-owned active subsidiary, Hammerpay USA Ltd. Additionally, the Company had two wholly-owned inactive subsidiaries: Hammer Fiber Optics Investment Ltd., and Hammer Wireless (SL) Limited.

Effective on September 3, 2025, the Company amended its Articles of Incorporation, as amended with the State of Nevada to effect a change of the Company's name from "Hammer Fiber Optics Holdings Corp." to "Hammer Technology Holdings Corp."

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended July 31, 2025 the Company incurred a net loss from continuing operations of $4,429,910, cash used in operating activities of $855,780, and $0 of revenue generated from continuing operations. As of July 31, 2025 the Company had a working capital deficiency of $858,359. Additionally, the Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for the one year period following the issuance date of these financial statements. The Company's continuation as a going concern is dependent upon, among other things, its ability to increase revenues, adequately control operating expenses and raise financing from third parties. No assurance can be given that the Company will be successful in these efforts. Management's plans are not expected to alleviate the substantial doubt about the Company's ability to continue as a going concern.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company continues to actively address this condition by seeking to raise additional funding through debt and equity financing until such time that ongoing revenues can sustain the business. The Company is also pursuing strategies to increase the amount of revenue generated, reduce the costs incurred, and to reduce the Company's outstanding liabilities. During the year ended July 31, 2025, the Company converted $2,680,799 of principal.

Segment Reporting

The Company adopted ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures as of August 1, 2024. The Company operates in one operating segment, and therefore one reportable segment, focused on providing digital stored value technology via its HammerPay mobile payments platform to enable digital commerce between consumers and branded merchants across the developing world. The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM manages the Company's business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net loss from continuing operations to allocate resources and assess performance. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

Cash and cash equivalents

Cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of July 31, 2025 and 2024, the Company did not have any cash balances which exceeded the insured amounts.

Property and equipment

Property and equipment is stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in the consolidated statement of operations or the period in which the disposal occurred. The Company computes depreciation utilizing estimated useful lives, as stated below:

Property and Equipment, net categories	Estimated Useful Life
Computer and telecom equipment	5 Years

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management's assessment, there were no indicators of impairment of the Company's property and equipment as of July 31, 2025 and 2024, respectively.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any related impairment losses during the year ended July 31, 2024.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

Due to uncertainty regarding the Company's ability to accurately project future earnings and positive cash flows related to its customer contract intangible asset, the Company fully impaired the customer contract asset as of July 31, 2025. As a result, the Company recognized a loss from the impairment of intangible assets of $1,888,242 for the year ended July 31, 2025.

Intangible Assets

The Company's intangible assets with finite lives, including customer contracts and internal-use software, are amortized over their estimated useful lives. The Company assess all amortizable intangible assets and other long-lived assets for impairment whenever circumstances or changes suggest the asset's carrying amount may not be recoverable. If impairment indicators are present, the Company evaluates recoverability by comparing the carrying amount of the asset group to its anticipated net undiscounted cash flows. Should these cash flows be less than the carrying amount, the Company proceeds to determine the asset's fair value and record any necessary impairment. Each year, the Company also re-evaluates the useful life of these intangible assets to decide if adjustments to their remaining useful lives are warranted based on current events and conditions (Note 5 - Intangible Assets, Net).

Internal-Use Software

The Company capitalizes costs incurred in the development or acquisition of software for internal use in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. Internal-use software is defined as software acquired, developed, or modified solely to meet the Company's internal needs, with no substantive plan to market the software externally.

Costs are capitalized during the application development stage, which begins once the preliminary project stage is complete and management commits to funding the project. Capitalized costs may include external direct costs of materials and services, payroll and payroll-related costs for employees directly associated with the project, and interest costs incurred during development. Costs incurred during the preliminary project stage (e.g., planning, feasibility studies, vendor selection) and the post-implementation/operation stage (e.g., training, maintenance, data conversion) are expensed as incurred.

Capitalized software costs are amortized on a straight-line basis over their estimated useful lives. The Company reviews the carrying value of internal-use software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Leases

The Company accounts for its lease contracts in accordance with the guidance in ASC 842. The Company determines if an arrangement is a lease at inception. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. All leases that have lease terms of one year or less are considered short-term leases, and therefore are not recorded through a ROU asset or liability. As of July 31, 2025, and 2024, the Company did not have any leases with terms greater than 12 months. The Company does currently hold a month-to-month tenancy agreements for office space costing less than $2,000 per month.

Revenue recognition

The Company accounts for revenues under ASC 606, "Revenue from Contracts with Customers" (Topic 606). This standard clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Amounts invoiced or collected in advance of product delivery or providing services are recorded as unearned revenue or customer deposits. The company accrues for sales returns, credit losses, and other allowances based on its historical experience.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of July 31, 2025 and 2024, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants liability was estimated using a Black-Scholes model.

Convertible Notes

The Company evaluates its convertible notes to determine if those convertible notes or embedded components of those contracts qualify as derivative liabilities, to be separately accounted for in accordance with ASC 815 "Derivatives and Hedging" ("ASC 815"). Further, the Company evaluates its convertible notes in accordance with ASC 480 "Distinguishing Liabilities from Equity" ("ASC 480") for classification as a liability or as equity. This assessment, which requires the use of professional judgment, is conducted at the time of the instrument's issuance, and as of each subsequent balance sheet date while the instruments are outstanding.

Treasury Stock

The Company utilizes the cost method of accounting to value treasury stock when repurchasing stock. Repurchases are reflected as reductions of stockholders equity at cost. Treasury stock is not considered outstanding and is excluded from the calculation of basic and diluted weighted average shares outstanding (Note 10 - Stockholders' Equity).

Basic and diluted loss per share

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

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

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

All financial assets and liabilities approximate their fair value. Warrants liabilities are valued at Level 3.

		Fair Value Measurements at July 31, 2025 using:
	July 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$63,000	-	-	63,000

		Fair Value Measurements at July 31, 2024 using:
	July 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$18,000	-	-	18,000

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of July 31, 2025 and 2024:

	For the Year Ended
	July 31, 2025	July 31, 2024
Beginning Balance	$18,000	$195,750
Change in fair value of warrant liabilities	45,000	(177,750)
Balance as of July 31,	$63,000	$18,000

The below table shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	July 31, 2025	July 31, 2024
Stock Price	$0.21	$0.04
Risk-free interest rates	3.96%	4.10%
Expected life (in years)	1.55	2.53
Expected volatility	1,228%	868%
Dividend yield	0%	0%

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker ("CODM"). ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance on a retrospective basis as of August 1, 2024 and the adoption of this guidance had no material impact on the consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)". This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The Company adopted this ASU on a modified retrospective basis as of August 1, 2023 and the adoption of this guidance had no material impact on the consolidated financial statements.

NOTE 3 - DISCONTINUED OPERATIONS

The Company accounts for discontinued operations in accordance with ASC 205-20, Presentation of Financial Instruments - Discontinued Operations. Hammer Fiber Optics Investment Ltd ceased operations on October 31, 2018 when Verizon Communications, LLC terminated the spectrum lease agreement. Open Data Centers, LLC ceased operations at its sole location in Piscataway, NJ on May 1, 2020. Open Data Centers, LLC was dissolved on December 30, 2020. The divestiture of Hammer Fiber Optics Investments Ltd and Open Data Centers, LLC qualified for held-for-sale accounting and represent a strategic shift with a major effect on the Company's operations and financial results. Following the divestitures, the Company does not have any significant continuing involvement in the operations of Open Data Centers, LLC or Hammer Fiber Optics Investment Ltd. As a result, the divestitures met the criteria for reporting as a discontinued operation.

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper to sell the Company's telecommunications assets to Viper (the "Viper Sale"). The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. As consideration for the Viper Sale the Company received back 2,500,000 shares of the Company's common stock. The Viper Sale closed on November 1, 2024. The returned shares had a value of $0.25 per share on November 1 2024 resulting in a total consideration value of $625,000. The Viper Sale qualified for held-for-sale accounting and represents a strategic shift with a major effect on the Company's operations and financial results. Following the Viper Sale, the Company will not have any significant continuing involvement in the operations of Open Data Centers, LLC, 1st Point Communications, LLC, Endstream Communications LLC, American Networks Inc., or Wikibuli Inc. As a result, the telecommunication assets met the criteria for reporting as a discontinued operation. With the divestiture of the telecommunications assets, the Company has begun to concentrate its efforts on fintech initiatives such as its mobile payments platform, instead of on telecommunication services. The financial results of the telecommunication assets are presented as loss from discontinued operations, after tax in the consolidated statement of operations.

The following table represents the assets and liabilities of discontinued operations as of July 31, 2025 and 2024:

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

	July 31,	July 31,
	2025	2024
Current assets
Cash and cash equivalents	$-	$74,133
Accounts receivable	-	110,894
Note receivable	-	-
Security deposits	-	7,316
Prepaid expenses	-	13,563
Total current assets	-	205,906

Noncurrent assets
Property and equipment, net	-	48,368
Total noncurrent assets	-	48,368

Total assets - discontinued operations	$-	$254,274

Current liabilities
Accounts payable and accrued expenses	$544,533	$1,343,436
Loans payable	-	84,350
Convertible notes payable - related parties	-	204,300
Contract liabilities	-	141,156
Total current liabilities	544,533	1,773,242

Total liabilities - discontinued operations	$544,533	$1,773,242

The following table represents the major components of the financial results of discontinued operations for the years ended July 31, 2025 and 2024:

	For the Years Ended,
	July 31,
	2025	2024

Revenues	$1,233,567	$3,279,526
Cost of sales	970,210	2,398,667
Gross profit	263,357	880,859

Operating expenses
Selling, general and administrative expenses	248,052	812,297
Depreciation and amortization expense	20,139	58,338
Total operating expenses	268,191	870,685

OPERATING INCOME (LOSS)	(4,834)	10,174

Other income (expense)
Other income	-	293,753
Financing expense	(18,430)	(36,617)
Other expenses	-	(26,018)
Gain on disposal of subsidiaries	1,655,781	-
Total other income (expense)	1,637,351	231,118

Net income from discontinued operations before taxes	1,632,517	241,292
Provision for income taxes	-	-
Net income from discontinued operations, after taxes	$1,632,517	$241,292

The following table presents the components of the gain on disposal of subsidiaries resulting from the disposal of the telecommunication assets sold to Viper on November 1, 2024:

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

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

Loans payable from discontinued operations

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper to sell the Company's telecommunications assets to Viper (the "Viper Sale"). The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. The Viper Sale closed on November 1, 2024. The telecommunication assets met the criteria for reporting as a discontinued operation and all assets and liabilities held within the telecommunication assets, including loans payable, were disposed of.

On August 27, 2024, Endstream Communications entered into a financing agreement with a financial institution in the amount of $68,250. As of November 1, 2024, the principal amount remaining under this financial agreement was $47,243. As of November 1, 2024, the closing date of the Viper Sale, the liability from this financing agreement was assumed by Viper as part of the Viper Sale.

On April 1, 2024, 1stPoint Communications entered into a financing agreement with a financial institution in the amount of $62,400. As of November 1, 2024 and July 31, 2024, the principal amount remaining under this financial agreement was $15,600 and $35,880, respectively. As of November 1, 2024, the closing date of the Viper Sale, the liability from this financing agreement was assumed by Viper as part of the Viper Sale.

On August 8, 2024, a lender lent 1stPoint Communications $73,260. As of November 1, 2024, the principal amount was $32,615. As of November 1, 2024, this liability was assumed by Viper as part of the Viper Sale.

On March 20, 2023, 1stPoint Communications entered into a financing agreement with a financial institution in the amount of $58,000 and $2,320 in transaction fees. As of November 1, 2024 and July 31, 2024 the principal remaining under this financial agreement was $0 and $17,234, respectively. The balance was paid in full on October 6, 2023. As of November 1, 2024, the closing date of the Viper Sale, the liability from this financing agreement was assumed by Viper as part of the Viper Sale.

During the fiscal year 2022, the Company entered into a non-interest bearing loan with a financial institution in the amount of $10,972. As of November 1, 2024 and July 31, 2024 the principal remaining was $10,972. As of November 1, 2024, the closing date of the Viper Sale, the liability from this loan was assumed by Viper as part of the Viper Sale.

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

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

As of November 1, 2024 and July 31, 2024, notes payable from discontinued operations consisted of the following:

	November 1, 2024	July 31, 2024
Notes payable	$106,430	$84,350
Less: current portion, net	(106,430)	(84,350)
Long-term notes payable, net	$-	$-

Related party convertible notes from discontinued operations

On March 24, 2020, the Company entered into a convertible note with a former Chief Financial Officer of the Company in the amount of $43,000. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The interest on this convertible note has been waived by the lender. As of November 1, 2024 and July 31, 2024, the balance of this note was $40,000 and $43,000, respectively. As of November 1, 2024, the closing date of the Viper Sale, the liability from this convertible note was assumed by Viper as part of the Viper Sale.

On September 1, 2020, the Company entered into a convertible note for the sum of $100,000 with a non-executive director. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. Interest on the convertible note has been waived by the lender. The note has been amended several times, with a total increase in funding of $61,300. As of November 1, 2024 and July 31, 2024, the balance of this note was $161,300. As of November 1, 2024, the closing date of the Viper Sale, the liability from this convertible note was assumed by Viper as part of the Viper Sale.

As of November 1, 2024 and July 31, 2024, related parties convertible debt from discontinued operations consisted of the following:

	November 1, 2024	July 31, 2024
Convertible notes payable - related parties from discontinued operations	$201,300	$204,300
Less: current portion, net	(201,300)	(204,300)
Long-term convertible notes payable - related parties, net	$-	$-

NOTE 4 - PROPERTY AND EQUIPMENT

As of July 31, 2025 and 2024, property and equipment consisted of the following:

	July 31,	July 31,
	2025	2024	Life
Computer and telecom equipment	$2,675	$2,675	5 years
Less: Accumulated depreciation	(2,155)	-
Total	$520	$2,675

The company regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management's assessment, there were no indicators of impairment of the Company's property and equipment as of July 31, 2025 and 2024, respectively. The Company recognized depreciation expense of $2,155 and $0 during the years ended July 31, 2025 and 2024, respectively.

NOTE 5 - INTANGIBLE ASSETS, NET

The following table displays the composition of intangible assets, net as well as the respective amortization period:

		July 31, 2025			July 31, 2024
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer contracts	7	$-	$-	$-	$3,862,657	$1,422,607	$2,440,050
Software	5	618,804	403,094	215,710	618,804	279,334	339,470
Total		$618,804	$403,094	$215,710	$4,481,461	$1,701,941	$2,779,520

In January 2022, the Company completed an asset acquisition and purchased a $3,862,657 customer contract intangible asset and a $387,843 software asset. The Company capitalizes internal-use software development costs. During the years ended July 31, 2025 and 2024 the Company capitalized $0 and $33,920 of software development costs (Note 2 - Summary of Significant Accounting Policies).

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

Due to uncertainty regarding the Company's ability to accurately project future earnings and positive cash flows related to its customer contracts intangible asset, the Company fully impaired the customer contracts asset as of July 31, 2025. As a result, the Company recognized a loss from the impairment of intangible assets of $1,888,242 for the year ended July 31, 2025.

The Company incurred amortization expense of $675,568 and $673,193 for the years ended July 31, 2025 and 2024, respectively.

Estimated annual amortization expense for intangible assets is as follows:

For the years ended July 31,
2026	$123,761
2027	71,290
2028	18,011
2029	2,648
Thereafter	-
Total	$215,710

NOTE 6 - LOANS PAYABLE

On January 5, 2022, the Company entered into an unsecured promissory note with a lender in the amount of $29,253. The promissory note bears interest at a rate of 6% annually and has a maturity date of December 31, 2024. During the years ended July 31, 2025 and 2024 the Company incurred interest expense of $1,455 and $1,459, respectively, due to the promissory note. At July 31, 2025 and 2024 the Company had an outstanding accrued interest balance from the promissory note of $5,199 and $3,744, respectively. As of July 31, 2025 and 2024, the balance of this note was $24,253. As of July 31, 2025 the promissory note was past due and in default.

As of July 31, 2025 and 2024, notes payable consisted of the following:

	July 31, 2025	July 31, 2024
Notes payable	$24,253	$24,253
Less: current portion, net	(24,253)	(24,253)
Long-term notes payable, net	$-	$-

NOTE 7 - RELATED PARTY CONVERTIBLE DEBT

Related party convertible notes from continued operations

On August 22, 2019, the Company entered into a convertible note with Andrea Levitt, a related party, in the amount of $12,000. Principal of $4,500 has been repaid. The note will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest and maturity date on this convertible note have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the years ended July 31, 2025 and 2024.. As of July 31, 2025 and 2024, the balance of this convertible note was $7,500.

On August 24, 2019, the Company entered into two convertible notes with Andera Capital, LLC and Somerset Health Care Advisors, both of which are related parties (who were former partners in 1stPoint Communications, LLC) in the amounts of $12,000 and $6,000 respectively. Both notes bear interest at a rate of 6% annually and any interest may be accrued as either cash or stock at the option of the Company. The interest and maturity dates on these convertible notes have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the years ended July 31, 2025 and 2024. The convertible notes convert at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. As of July 31, 2025 and 2024 the balances of each of these notes were $12,000 and $6,000.

On April 20, 2020, the Company entered into a convertible note with Erik Levitt, a former Chief Financial Officer of the Company, in the amount of $36,300 with an original maturity date of April 20, 2024. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The interest and maturity date on this note have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the years ended July 31, 2025 and 2024. As of July 31, 2025 and 2024, the balance of this convertible note was $36,300.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

On February 26, 2021, the Company entered into a convertible note (the "February 2021 Convertible Note") with Michael Sevell, a Director of the Company, in the amount of $25,000. The note bears interest at a rate of 6%, compounded monthly and payable upon repayment or conversion. The interest and maturity date of the February 2021 Convertible Note have been waived by the lender. As a result, the Company did not recognize any interest expense from the February 2021 Convertible Note during the years ended July 31, 2025 and 2024. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The note has been amended several times, with an additional $1,436,806 loaned during the year ended July 31, 2025. On May 24, 2025 the Company, Michael Sevell, and Caban global Reach Private Equity LP ("CGRPE") entered into an Assignment and Assumption Agreement, pursuant to which, Michael Sevell assigned to CGRPE the full balance of February 2021 Convertible Note. Michael Sevell and Michael Cothill, two Directors of the Company, are both Directors of CGRPE. On May 26, 2025 the Company and CGRPE entered into a debt exchange agreement (the "exchange"), pursuant to which the entire principal balance of the February 2021 Convertible Note was forgiven in exchange for 10,154,542 shares of common stock (Note 10 - Stockholders' Equity). As a result, the Company recognized a loss on conversion of $974,836. Immediately prior to the exchange the February 2021 Convertible Note had a principal balance of $2,680,799. As of July 31, 2025 and 2024, the balance of this note was $0 and $1,243,993, respectively.

On May 2, 2025, the Company entered into a promissory note agreement ("May 2025 Convertible Note") with CGRPE, pursuant to which CGRPE agreed to fund the Company with advances in an open loan facility. All amounts lent to the Company must be repaid by May 2, 2028. Interest accrues on the May 2025 Convertible Note at a rate of 4% per annum. The outstanding principal may be converted into shares of restricted common stock at the option of the related party. The conversion price is equal to the prevailing market price on the date of conversion at a 25% discount. As of July 31, 2025 the outstanding balance due to the May 2025 Convertible note was $85,946. The Company recognized interest expense of $326 due to the May 2025 Convertible note during the year ended July 31, 2025.

As of July 31, 2025 and 2024, related parties convertible debt consisted of the following:

	July 31, 2025	July 31, 2024
Convertible notes payable - related parties	$147,746	$1,305,793
Less: current portion, net	(61,800)	(1,305,793)
Long-term convertible notes payable - related parties, net	$85,946	$-

NOTE 8 - CONVERTIBLE DEBT

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

Pursuant to the terms of the Mast SPA, the Company also agreed to issue (i) a common stock purchase warrant to purchase 150,000 shares of Company common stock at an exercise price of $3.00 (the "Mast First Warrant"), (ii) a common stock purchase warrant to purchase 150,000 shares of Company common stock at an exercise price of $1.50 (the "Mast Second Warrant" and together with the Mast First Warrant, the "Mast Warrants"), and (iii) 475,000 shares (the "commitment shares") of Company common stock to Mast as additional consideration for the purchase of the Mast Note (Note 12 - Warrants).

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

The Mast Note bears interest at a rate of 12% per annum. Any amount of principal or interest on the Mast Note which is not paid when due will bear interest at a rate of the lesser of (i) 16% per annum and (ii) the maximum amount permitted by law. The Mast Note may not be prepaid in whole or in part except as provided in the Mast Note by way of conversion at Mast's option. Mast has the right at any time to convert all or any part of the outstanding and unpaid principal amount and interest of the Mast Note into common stock, subject to a 4.99% equity blocker, at a conversion price of $0.58 per share; provided, however, that Mast is entitled to deduct $1,750 from the conversion amount in each case to cover Mast's fees associated with conversion. Mast's right to exercise each of the Mast Warrants is subject to a 4.99% equity blocker. Each of the Mast Warrants expires on the five-year anniversary of issuance. As of July 31, 2025 the Mast Note had been fully repaid and as result, it had a balance of $0. As of July 31, 2024, the balance of the Mast Note was $682,000.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

As of July 31, 2025 the Company did not have any outstanding convertible notes payable.

As of July 31, 2025 and 2024, convertible debt consisted of the following:

	July 31, 2025	July 31, 2024
Convertible debt	$-	$682,000
Original issue discount	$-	$-
Less: current portion, net	-	(682,000)
Long-term convertible debt, net	$-	$-

NOTE 9 - INCOME TAXES

The difference between the actual income tax rate versus the tax computed at the Federal Statutory Rate follows:

	July 31, 2025	July 31, 2024
Federal rate	21.0%	21.0%
State net of federal	11.3%	6.2%
Non-taxable change in fair value of warrant	(0.3)%	(3.0)%
Sale of subsidiaries	24.8%	0.0%
Loss on conversion of debt	(7.3)%	0.0%
Other permanent items	0.0%	(3.2)%
Valuation allowance	(49.4)%	(21.0)%
Effective income tax rate	0.0%	0.0%

The Company did not have any material uncertain tax positions. The Company's policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of July 31, 2025 and July 31, 2024.

Deferred income tax assets and (liabilities) consist of the following:

	July 31, 2025	July 31, 2024
Deferred tax assets (liabilities)
Net operating loss carryforward	$1,342,379	$1,032,100
Intangibles	1,006,915	109,946
Capital loss carryforward	177,439	-
Depreciation	-	1,851
Total deferred tax assets	2,526,733	1,143,897
Valuation allowance	(2,526,733)	(1,143,897)
Net deferred taxes	$-	$-

The Company has approximately $5.0 million of federal net operating loss carry forwards. These carry forward do not have an expiration date, and the full amount is subject to an 80% limitation on the current year's taxable income.

The Company has approximately $4.7 million of state net operating loss carry forwards to offset future taxable income in the states in which it currently operates. These carryforwards start expiring in 2029.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred, but we have not analyzed it at this time as the deferred tax asset is fully reserved.

During the twelve months ended July 31, 2025, the valuation allowance increased by $1,382,835.

The tax periods ending July 31, 2022 through 2024 are open for examination.

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company's Board of Directors. As of July 31, 2025, no cash dividend has been declared to date. Each share of common stock is entitled to one vote.

On March 6, 2023, Mast Hill amended the terms of its promissory note, which included the issuance of 475,000 shares of the Company's common stock issued during the quarter ended October 31, 2023.

On May 26, 2025 the Company and a related party lender entered into a debt exchange agreement (the "exchange"), pursuant to which the entire principal balance of the February 2021 Convertible Note was forgiven in exchange for 10,154,542 shares of common stock. As a result, the Company recognized a loss on conversion of $974,836. Immediately prior to the exchange the February 2021 Convertible Note had a principal balance of $2,680,799 (Note 7 - Related Party Convertible Debt).

Treasury Stock

On November 1, 2024, the Viper Sale closed. As a result the Company sold its telecommunications assets to Viper, including 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. As consideration for the Viper Sale the Company received back 2,500,000 shares of the Company's common stock which was recorded as treasury stock (Note 3 - Discontinued Operations). The treasury stock from the Viper Sale was recorded at $0.25 per share, resulting in a total value of $625,000.

The Company utilizes the cost method of accounting to value treasury stock when repurchasing stock. Repurchases are reflected as reductions of stockholders' equity at cost.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

As of July 31, 2025 the Company had accrued a liability of $26,000 due to trust fund recovery penalty ("TFRP") taxes which may be assessed against former directors or officers of the Company by the New Jersey Division of Taxation. Such former directors and officers may seek to be indemnified by the Company as a result of the TRFP taxes. The $26,000 accrual is recorded on the Company's Consolidated Balance Sheet as a component of accounts payable and accrued expenses.

NOTE 12 - WARRANTS

On February 11, 2022, the Company issued a purchase warrant (the "Mast First Warrant") to Mast Hill Fund, L.P. for 150,000 shares of the Company's common stock in conjunction with convertible debt (Note 8 - Convertible Debt).  The warrants are exercisable for 5 years at $3.00 per share.  The Company determined the Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the warrant agreement, which includes a change in control.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

On February 11, 2022, the Company issued a purchase warrant (the "Mast Second Warrant") to Mast Hill Fund, L.P. for 150,000 shares of the Company's common stock in conjunction with convertible debt (Note 8 - Convertible Debt).  The warrants are exercisable for 5 years at $1.50 per share. The warrants were evaluated for purposes of classification between liability and equity and pursuant to ASC 480 the warrants were classified as liabilities. On August 14, 2024 the Company and Mast Hill agreed to extinguish the Mast Second Warrant.

On February 17, 2022, the Company issued a purchase warrant to Talos Victory Fund, LLC for 75,000 shares of the Company's common stock in conjunction with convertible debt.  The warrants are exercisable for 5 years at $1.50 per share. The warrants were evaluated for purposes of classification between liability and equity and pursuant to ASC 480 the warrants are classified as liabilities.

On February 17, 2022, the Company issued a purchase warrant to Talos Victory Fund, LLC for 75,000 shares of the Company's common stock in conjunction with convertible debt.  The warrants are exercisable for 5 years at $3.00 per share. The warrants were evaluated for purposes of classification between liability and equity and pursuant to ASC 480 the warrants are classified as liabilities.

The following schedule summarizes the changes in the Company's common stock warrants during the years ended July 31, 2025 and 2024:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term
	Warrants	Price	(Years)
Balance outstanding at July 31, 2023
Granted	450,000	$2.25	3.54
Exercised	-	-	-
Expired/Canceled	-	-	-
Balance outstanding at July 31, 2024	450,000	$2.25	2.54
Granted	-	-	-
Exercised	-	-	-
Expired/Canceled	(150,000)	1.50	-
Balance outstanding at July 31, 2025	300,000	$2.63	1.54
Exercisable at July 31, 2024	300,000	$2.63	1.54

The fair values of the warrant liabilities during the years ended July 31, 2025 and 2024 were estimated using Black-Scholes option-pricing model with the following assumptions:

	July 31,
	2025	2024
Exercise Price	$1.50 - $3.00	$1.50 - $3.00
Risk-free interest rates	3.96%	4.05% - 4.90%
Expected life (in years)	1.55	2.54
Expected volatility	1,228%	113% - 868%
Dividend yield	0%	0%

NOTE 13 - EARNINGS PER SHARE

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

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

A reconciliation of the Company's basic and diluted income (loss) per common share is as follows:

	For the Years Ended,
	July 31,
	2025	2024

Numerator:
Net loss from continuing operations	$(4,429,910)	$(1,474,305)
Net income from discontinued operations	$1,632,517	$241,292
Net loss	$(2,797,393)	$(1,233,013)

Denominator:
Basic weighted average common shares outstanding	61,375,762	62,755,125
Effect of potentially dilutive convertible notes	886,795	3,318,100
Dilutive weighted average common shares outstanding	62,262,557	66,073,225

Net loss from continuing operations per common share:
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)
Net income from discontinued operations per common share:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00
Net loss per common share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

The following potentially dilutive securities have been excluded from computations of dilutive weighted average shares outstanding as they would be anti-dilutive:

	July 31, 2025	July 31, 2024
Warrants	300,000	450,000
Convertible Notes	-	-
Total	300,000	450,000

NOTE 14 - SEGMENT REPORTING

The Company operates in one operating segment, and therefore one reportable segment, focused on providing digital stored value technology via its HammerPay mobile payments platform to enable digital commerce between consumers and branded merchants across the developing world.

The accounting policies for the Company's single operating segment are the same as those described in the summary of significant accounting policies. The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM manages the Company's business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net loss from continuing operations to allocate resources, and assess performance. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

The following is a summary of the significant revenue and expense categories, and consolidated net loss from continuing operations provided to the CODM:

	For the Years Ended,
	July 31,
	2025	2024

Revenues	$-	$420

Less: Significant and other segment expenses
Selling, general and administrative expenses	(842,609)	(728,714)
Depreciation and amortization expense	(677,723)	(673,193)
Intangible asset impairment	(1,888,242)	-
Interest expense	(1,500)	(86,043)
Warrant financing expense	-	(164,525)
Change in fair value of warrant liability	(45,000)	177,750
Loss on conversion of debt	(974,836)	-
Net loss from continuing operations	$(4,429,910)	$(1,474,305)

NOTE 15 - SUBSEQUENT EVENTS

Effective September 3, 2025, the Company amended its Articles of Incorporation to effect a change of the Company's name from "Hammer Fiber Optics Holdings Corp." to "Hammer Technology Holdings Corp." (the "Name Change"). The Name Change does not affect the Company's ticker symbol (HMMR) or the CUSIP number for the Company's outstanding shares of common stock.

Between August 1, 2025 and October 23, 2025 the Company received $150,000 in proceeds pursuant to the May 2025 Convertible Note (Note 7 – Related Party Convertible Debt).

Effective August 9, 2025, four related party convertible party notes with a total principal balance of $61,800 were forgiven by their holders (Note 7 – Related Party Convertible Debt). As a result, the principal balance owed due to these convertible notes was reduced to $0 and a gain on extinguishment recognized on the statement of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

a) Dismissal of Fruci & Associates II, PLLC ("Fruci")

On February 20, 2025, the Board of Directors of  the Company approved the dismissal of Fruci & Associates II, PLLC ("Fruci") as its independent registered public accounting firm.

During the Company's two most recent fiscal years ended July 31, 2024 and 2023 and the subsequent interim periods through February 18, 2025, there were no disagreements as defined in Item 304 of Regulation S-K with Fruci on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Fruci, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b) Engagement of Salberg & Company, P.A. ("Salberg")

On February 20, 2025, the Board of Directors approved the appointment of Salberg & Company, P.A. ("Salberg"), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years through July 31, 2024,  and the subsequent interim periods through February 20, 2025, neither us nor anyone on our behalf consulted Salberg regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

At the end of the period covered by this Annual Report, we conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2025, the disclosure controls and procedures of our Company were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our internal controls over financial reporting as of July 31, 2025. Based on this assessment, management believes that, as of July 31, 2025, we did not maintain effective internal control over financial reporting based on the criteria established in the "Internal Integrated Framework" issued by COSO in 2013 due to certain material weaknesses in its internal controls.

Material Weakness and Correction Action

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Executive Officers and Directors of the Company

The following table sets forth certain information regarding our current executive officers and directors as of the date of this Annual Report:

Name	Age	Positions
Michael Cothill	68	Principal Executive Officer Director
Mark Stogdill	45	Principal Financial Officer Director
Michael Sevell	70	Director
Eric Maire	59	Director

Michael Cothill - CEO and Chairman

Michael is a highly accomplished professional having gained extensive experience in a broad range of industry verticals. Michael has specialized knowledge of assisting emerging markets, most specifically African governments on regulatory governance regarding licensing and compensation strategies that are designed to attract capital investment to their respective countries. Amongst these projects have been the buildout of fiber optic infrastructure in Africa serving private enterprise projects covering countries such as Somalia, Ethiopia, Eretria, Kenya and Sudan in the north east African region to South Africa, Zimbabwe, Congo and Mozambique in the Southern region. Michael brings 35 years of hands on strategic and corporate management, technological innovation and entrepreneurial guidance to emerging market companies. Michael has been the Chairman of Hammer Technology Holdings since its inception in 2015 and is responsible in guiding the Company's operational strategy.

Michael Sevell - Independent Director

Michael Sevell has spent his career in all facets of business startups including retail management, custom home design and construction. Michael now spends his time as an early-stage investor in companies such as Hammer Technology Holdings where he takes a "hands on approach" in entrepreneurial guidance of the executive management team in both the principals of successful business methodology and the appropriate practice of corporate governance procedures. Michael is not only a highly valued member of the Board of Hammer Technology Holdings but has also personally invested the majority of the early-stage development capital in the Company and is responsible for its strategy to fund initiatives.

Mark Stogdill - CFO and Director

Mark Stogdill has spent most of his professional career serving the communications and technology industries.  As Head of Engineering for Fiber Engineering and Design he oversaw the full-scale deployment of the Verizon FiOS project covering the metropolitan areas of Philadelphia, Manhattan, Newark, New Jersey and York, Pennsylvania. As a consultant, Mark served as a technical advisor on projects ranging from cellular data synchronization to providing design and engineering guidance in the creation of a SONET network for a community broadband project in MN. As the President of the engineering firm Romar Industries, Mark worked on projects with Google Fiber in Austin, TX and fiber deployments for Time Warner Cable in Maine. He has previously served as the CEO and CFO of Hammer Technology Holdings.

Eric Maire - Independent Director

Eric Maire holds an Information Technology Master's degree with extensive international business expertise. Eric worked for the Western Switzerland Economic Foreign Economic development agency for 6 years and facilitated the establishment of reputed international companies to Vaud Switzerland such as Yahoo, Cisco, Chiquita, SC Johnson including locating more than 50 companies to Switzerland during his tenure.

As a Serial entrepreneur for more than 20 years, Eric has lived in Asia for 8 years including Russia and Turkey and has esteemed business relations in more than 40 countries across the globe. Eric is the Co-Founder of HTG High Technology Glass SA in addition to his advisory firm, SwissAwa. Eric is a representative board member of several Swiss and International companies in Switzerland and abroad and is a valued leader of Telecom Financial Service.

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

Board Committees

Our board of directors has no separately designated committees and our board members carry out the functions of both an audit committee and a compensation committee. We do not have an audit committee financial expert serving on our board of directors. Due to our limited financial resources, we are not in a position to retain an independent director with the qualifications to serve as an audit committee financial expert at this time.

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

Code of Ethics

The Company has not adopted a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our Common Stock are required to file forms reporting their beneficial ownership of our Common Stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

During the fiscal year ended July 31, 2025, we do not believe any reports were required to be filed by such persons pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers for the fiscal years ended July 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
Michael P. Cothill	2025	NIL	NIL	NIL
Executive Director & Executive Chairman	2024	NIL	NIL	NIL
Mark Stogdill[1]	2025	NIL	NIL	NIL
Principal Financial Officer & Director	2024	NIL	NIL	NIL
Erik Levitt[1]	2025	NIL	NIL	NIL
Principal Financial Officer & Director	2024	NIL	NIL	NIL

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

Compensation Committee

We do not currently have a compensation committee of the board of directors or a committee performing similar functions. The board of directors as a whole participates in the consideration of executive officer and director compensation.  We believe that our compensation policies and practices for all employees and other individual service providers, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our current executive officers and directors as of the date of this Annual Report:

Name and Address of Beneficial Owner Directors and Officers:	Class	Shares Held or Controlled	Percentage of Class [1]
Michael Cothill [2] Principal Executive Officer & Director 6151 Lake Osprey Drive Sarasota, FL 34240	Common	4,350,000	6.89%
Mark Stogdill [3] Principal Financial Officer & Director 6151 Lake Osprey Drive Sarasota, FL 34240	Common	4,545,340	7.20%
Michael Sevell [4] Director 6151 Lake Osprey Drive Sarasota, FL 34240	Common	8,065,236	12.77%
Eric Maire
Director	Common	0	0%
6151 Lake Osprey Drive
Sarasota, Florida 34240

All officers and directors as a group (4 people)	Common	16,960,576	26.86%
5% Shareholders None	Common	------------	---------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 10% of the Company's outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past two fiscal years, or in any proposed transaction, which has materially affected or will affect the Company other than as disclosed in the financial statements.

On May 24, 2025, the Company entered into an Assignment and Assumption Agreement with Michael Sevell and Caban Global Reach Private Equity LP ("CGRPE"), a Delaware limited partnership. Under this agreement, Mr. Sevell assigned to CGRPE a convertible note previously issued by the Company in the principal amount of $2,680,798.50 (the "Loan") as a capital contribution to CGRPE, in accordance with Section 721 of the Internal Revenue Code. Michael Sevell and Michael Cothill, two Directors of the Company, are both Directors of CGRPE. On May 25, 2025, the Company and CGRPE executed a Debt Exchange Agreement pursuant to which the full principal amount of the Loan was exchanged for 10,154,542 shares of common stock of the Company, at a per-share conversion price of $0.264. This conversion fully extinguishes the Company's debt obligation and was consummated pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

On May 2, 2025, the Company entered into a promissory note agreement with CGRPE, pursuant to which CGRPE agreed to fund the Company with advances in an open loan facility. All amounts lent to the Company must be repaid by May 2, 2028. Interest accrues on the promissory note agreement at a rate of 4% per annum. The outstanding principal may be converted into shares of restricted common stock at the option of CGRPE. The conversion price is equal to the prevailing market price on the date of conversion at a 25% discount. As of July 31, 2025 the outstanding balance owed by the Company due to the promissory note agreement was $85,946.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

  Disclosing such transactions in reports where required;
  Disclosing in any and all filings with the SEC, where required;
  Obtaining disinterested directors consent; and
  Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605. The NASDAQ definition of "Independent Director" means a person other than an Executive Officer or employee or any other individual having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Under the definitions outlined it is our opinion that Michael Sevell and Eric Maire are independent directors.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2025	2024
Audit fees (1)	$75,000	$55,000
Audit related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
Total	$75,000	$55,000

(1)	Audit fees - these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)	Audit-related fees - these fees relate primarily to the auditors' review of our registration statements and audit related consulting.
(3)	Tax fees - no fees of this sort were billed by our independent registered public accounting firm during 2025 and 2024 fiscal years.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended July 31, 2025 and 2024.

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

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended July 31, 2025 and 2024 were reviewed and approved by our Board before the respective services were rendered.

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

ITEM 15. EXHIBITS

Exhibit
Number	Description of Exhibit
31.01*	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2022
31.02*	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2022
32.01*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.02*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant's Annual Report on Form 10-K for the period ended July 31, 2025, is formatted in Inline XBRL.

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

HAMMER TECHNOLOGY HOLDINGS CORP

Date: October 29, 2025	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: October 29, 2025	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: October 29, 2025	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer, Director

Date: October 29, 2025	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer, Director

Date: October 29, 2025	/s/ Michael Sevell
Michael Sevell
Director