Form 10-Q
period 2025-10-31
HAMMER TECHNOLOGY HOLDINGS CORP.
filed 2025-12-15
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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
Yes [  ] No [X]

As of December 15, 2025, there were 73,310,489 shares of the registrant's $0.001 par value common stock issued and 69,057,154 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited interim financial statements of Hammer Technology Holdings Corp. and Subsidiaries (referred to herein as the "Company," "we," "us" or "our") are included in this Quarterly Report on Form 10-Q (the "Quarterly Report").

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the "SEC"), In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

1

HAMMER TECHNOLOGY HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2025	2025
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$40,828	$18,054
Prepaid expenses	-	1,250
Total current assets	40,828	19,304

Property and equipment, net	385	520
Intangible assets, net	184,769	215,710

Total assets	$225,982	$235,534

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$132,000	$184,077
Loans payable	24,253	24,253
Convertible notes payable - related parties	-	61,800
Warrant liabilities	44,400	63,000
Current liabilities from discontinued operations	544,533	544,533
Total current liabilities	745,186	877,663

Convertible notes payable, noncurrent - related parties	295,946	85,946

Total liabilities	1,041,132	963,609

Commitments and contingencies (Note 9)

Stockholders' Deficit
Common stock, $0.001 par value, 250,000,000 shares authorized 73,310,489 shares issued, and 69,057,154 shares outstanding at October 31, 2025 and July 31, 2025	73,311	73,311
Treasury stock (4,253,335 shares held at October 31, 2025 and July 31, 2025)	(625,000)	(625,000)
Additional paid-in capital	31,715,220	31,653,420
Accumulated deficit	(31,978,681)	(31,829,806)
Total Stockholder's Deficit	(815,150)	(728,075)

Total Liabilities and Stockholders' Deficit	$225,982	$235,534

See accompanying notes to the unaudited condensed consolidated financial statements.

2

HAMMER TECHNOLOGY HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	October 31,
	2025	2024
Operating expenses
Selling, general and administrative expenses	$134,032	$186,559
Depreciation and amortization expense	31,075	169,027
Total operating expenses	165,107	355,586

Loss from operations	(165,107)	(355,586)

Other income (expense)
Interest expense	(2,368)	(152)
Gain (loss) on change in fair value of warrant liability	18,600	(56,937)
Total other income (expense)	16,232	(57,089)

Net loss from continuing operations before income taxes	(148,875)	(412,675)
Provision for income taxes	-	-
Net loss from continuing operations	(148,875)	(412,675)

Net loss from discontinued operations, after taxes
Net loss from discontinued operations	-	(23,264)
Total net loss from discontinued operations, after taxes	-	(23,264)

Net loss	$(148,875)	$(435,969)

Net loss from continuing operations per share, basic and diluted	$(0.00)	$(0.01)
Net loss from discontinued operations per share, basic and diluted	$0.00	$(0.00)
Total net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	73,310,489	63,155,947

See accompanying notes to the unaudited condensed consolidated financial statements.

3

HAMMER TECHNOLOGY HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, July 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,032,413)	$(961,317)
Net loss	-	-	-	-	-	(435,969)	(435,939)
Balance, October 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,468,352)	$(1,397,256)

Balance, July 31, 2025	73,310,489	73,311	4,253,335	(625,000)	31,653,420	(31,829,806)	(728,075)
Capital contribution due to related party debt forgiveness	-	-	-	-	61,800	-	61,800
Net loss	-	-	-	-	-	(148,875)	(148,875)
Balance, October 31, 2025	73,310,489	$73,311	4,253,335	$(625,000)	$31,715,220	$(31,978,681)	$(815,150)

See accompanying notes to the unaudited condensed consolidated financial statements.

4

HAMMER TECHNOLOGY HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended October 31,
	2025	2024

Cash flows from operating activities:
Net loss from continuing operations	$(148,875)	$(412,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	135	135
Amortization	30,940	168,892
Change in fair value of warrant liability	(18,600)	56,937
Changes in operating assets and liabilities:
Prepaid expenses	1,250	(5,000)
Accounts payable and accrued expenses	(52,076)	(129,126)
Net cash used in operating activities:	$(187,226)	$(320,837)

Cash flows from investing activities:
Net cash used in investing activities:	$-	$-

Cash flows from financing activities:
Proceeds from related party convertible notes	210,000	995,806
Repayment of notes payable	-	(682,000)
Net cash provided by financing activities:	$210,000	$313,806

Cash flows from discontinued operations:
Cash used in operating activities - discontinued operations	-	(18,954)
Cash used in investing activities - discontinued operations	-	(1,449)
Cash provided by financing activities - discontinued operations	-	14,080
Net cash used in discontinued operations:	$-	$(6,323)

Net increase (decrease) in cash and cash equivalents	22,774	(13,354)

Cash and cash equivalents from continuing operations - beginning of period	18,054	-
Cash and cash equivalents from discontinued operations - beginning of period	-	74,133
Cash and cash equivalents at beginning of period	$18,054	$74,133

Cash and cash equivalents from continuing operations - end of period	40,828	26,052
Cash and cash equivalents from discontinued operations - end of period	-	34,727
Cash and cash equivalents at end of period	$40,828	$60,779

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital contribution due to related party debt forgiveness	$61,800	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

5

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2025
(Unaudited)

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

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper Networks, Inc. ("Viper") with the intention to sell the Company's telecommunications assets to Viper. The assets include 1st Point Communications LLC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. in exchange for returning 2,500,000 (2.5 Million) shares of the Company's common stock held by Viper. The transaction closed on November 1, 2024. The returned shares had a value of $0.25 per share on November 1, 2024 resulting in a total consideration value of $625,000.

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

Principles of Consolidation

Hammer Technology Holdings Corp. is the parent company and sole shareholder of HammerPay [USA], Ltd. The financial statements for Hammer Technology Holdings Corp. and its wholly-owned subsidiary are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Its subsidiaries Hammer Fiber Optics Investments, Ltd., Hammer Wireless - SL, Ltd and its former subsidiary Open Data Centers, LLC are discontinued and are considered discontinued operations.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the valuation of intangible assets and the valuation of warrant liabilities

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2025
(Unaudited)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended October 31, 2025 the Company incurred a net loss from continuing operations of $148,875, cash used in operating activities of $187,226, and $0 of revenue generated from continuing operations. As of October 31, 2025 the Company had a working capital deficiency of $704,358. Additionally, the Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for the one year period following the issuance date of these financial statements. The Company's continuation as a going concern is dependent upon, among other things, its ability to increase revenues, adequately control operating expenses and raise financing from third parties. No assurance can be given that the Company will be successful in these efforts. Management's plans are not expected to alleviate the substantial doubt about the Company's ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of October 31, 2025 and July 31, 2025, the Company did not have any cash balances which exceeded the insured amounts.

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

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management's assessment, there were no indicators of impairment of the Company's property and equipment as of October 31, 2025 and July 31, 2025, respectively.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment losses during the three months ended October 31, 2025 and 2024.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2025
(Unaudited)

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

Leases

The Company accounts for its lease contracts in accordance with the guidance in ASC 842. The Company determines if an arrangement is a lease at inception. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. All leases that have lease terms of one year or less are considered short-term leases, and therefore are not recorded through a ROU asset or liability. As of October 31, 2025 and July 31, 2025, the Company did not have any leases with terms greater than 12 months. The Company does currently hold a month-to-month tenancy agreements for office space costing less than $2,000 per month.

Revenue recognition

The Company accounts for revenues under ASC 606, "Revenue from Contracts with Customers" (Topic 606). This standard clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five -step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Amounts invoiced or collected in advance of product delivery or providing services are recorded as unearned revenue or customer deposits. The company accrues for sales returns, credit losses, and other allowances based on its historical experience. The Company did not generate any revenues for the three months ended October 31, 2025 or 2024.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of October 31, 2025 and July 31, 2025, the Company did not have any amounts recorded pertaining to uncertain tax positions.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2025
(Unaudited)

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

Treasury Stock

The Company utilizes the cost method of accounting to value treasury stock when repurchasing stock. Repurchases are reflected as reductions of stockholders equity at cost. Treasury stock is not considered outstanding and is excluded from the calculation of basic and diluted weighted average shares outstanding (Note 8 - Stockholders' Equity).

Basic and diluted income (loss) per share

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

The following potentially dilutive securities have been excluded from computations of dilutive weighted average shares outstanding as they would be anti-dilutive:

	October 31, 2025	October 31, 2024
Warrants	300,000	300,000
Convertible Notes – Related Parties	-	12,529,495
Convertible Notes	2,666,180	-
Total	2,966,180	12,829,495

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

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2025
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

All financial assets and liabilities approximate their fair value. Warrants liabilities are valued at Level 3.

		Fair Value Measurements at October 31, 2025 using:
	October 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$44,400	-	-	44,400

		Fair Value Measurements at July 31, 2025 using:
	July 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$63,000	-	-	63,000

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of October 31, 2025 and July 31, 2025:

	As of
	October 31, 2025	July 31, 2025
Beginning Balance	$63,000	$18,000
Change in fair value of warrant liabilities	(18,600)	45,000
Ending Balance	$44,400	$63,000

The below table shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	October 31, 2025	July 31, 2025
Stock Price	$0.15	$0.21
Risk-free interest rates	3.71%	3.96%
Expected life (in years)	1.29	1.55
Expected volatility	859%	1,228%
Dividend yield	0%	0%

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This guidance requires entities to disclose more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions such as cost of sales and selling, general and administrative expenses. Such guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, although early adoption is permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the guidance on capitalizing costs for internal-use software by eliminating predefined development stages and introducing a principles-based approach focused on probable completion and use. The standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2025
(Unaudited)

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

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper to sell the Company's telecommunications assets to Viper (the "Viper Sale"). The assets include 1st Point Communications LCC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. As consideration for the Viper Sale the Company received back 2,500,000 shares of the Company's common stock. The Viper Sale closed on November 1, 2024. The returned shares had a value of $0.25 per share on November 1 2024 resulting in a total consideration value of $625,000. The Viper Sale qualified for held-for-sale accounting and represents a strategic shift with a major effect on the Company's operations and financial results. Following the Viper Sale, the Company has no significant continuing involvement in the operations of Open Data Centers, LLC, 1st Point Communications, LLC, Endstream Communications LLC, American Networks Inc., or Wikibuli Inc. As a result, the telecommunication assets met the criteria for reporting as a discontinued operation. With the divestiture of the telecommunications assets, the Company has begun to concentrate its efforts on fintech initiatives such as its mobile payments platform, instead of on telecommunication services. The financial results of the telecommunication assets are presented as loss from discontinued operations, after tax in the consolidated statement of operations. Discontinued operations are presented retrospectively in the financial statements.

The following table represents the assets and liabilities of discontinued operations as of October 31, 2025 and July 31, 2025:

	October 31,	July 31,
	2025	2025
Current liabilities
Accounts payable and accrued expenses	$544,533	$544,533
Total current liabilities	544,533	544,533

Total liabilities - discontinued operations	$544,533	$544,533

The following table represents the major components of the financial results of discontinued operations for the three months ended October 31, 2025 and 2024:

	For the Three Months Ended,
	October 31,
	2025	2024

Revenues	$-	$1,233,567
Cost of sales	-	970,210
Gross profit	-	263,357

Operating expenses
Selling, general and administrative expenses	-	248,052
Depreciation and amortization expense	-	20,139
Total operating expenses	-	268,191

OPERATING LOSS	-	(4,834)

Other income (expense)
Financing expense	-	(18,430)
Total other income (expense)	-	(18,430)

Net loss from discontinued operations before taxes	-	(23,264)
Provision for income taxes	-	-
Net loss from discontinued operations, after taxes	$-	$(23,264)

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2025
(Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

As of October 31, 2025 and July 31, 2025, property and equipment consisted of the following:

	October 31,	July 31,
	2025	2025	Life
Computer and telecom equipment	$2,675	$2,675	5 years
Less: Accumulated depreciation	(2,290)	(2,155)
Total	$385	$520

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2025
(Unaudited)

The company regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management's assessment, there were no indicators of impairment of the Company's property and equipment as of October 31, 2025 and July 31, 2025, respectively. The Company recognized depreciation expense of $135 and $135 for the three months ended October 31, 2025 and 2024, respectively.

NOTE 5 - INTANGIBLE ASSETS, NET

The following table displays the composition of intangible assets, net as well as the respective amortization period:

		October 31, 2025			July 31, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer contracts	7	$-	$-	$-	$-	$-	$-
Software	5	618,804	434,035	184,769	618,804	403,094	215,710
Total		$618,804	$434,035	$184,769	$618,804	$403,094	$215,710

In January 2022, the Company completed an asset acquisition and purchased a $3,862,657 customer contract intangible asset and a $387,843 software asset. The Company also capitalizes internal-use software development costs. During the three months ended October 31, 2025 and 2024 the Company capitalized $0 of software development costs (Note 2 - Summary of Significant Accounting Policies).

Due to uncertainty regarding the Company's ability to accurately project future earnings and positive cash flows related to its customer contracts intangible asset, the Company fully impaired the customer contracts asset as of July 31, 2025. As a result, the Company recognized a loss from the impairment of intangible assets of $1,888,242 for the year ended July 31, 2025.

The Company incurred amortization expense of $30,940 and $168,892 for the three months ended October 31, 2025 and 2024, respectively.

Estimated annual amortization expense for intangible assets is as follows:

Years
Remainder of 2026	$92,566
2027	71,290
2028	18,011
2029	2,902
Thereafter	-
Total	$184,769

NOTE 6 - LOANS PAYABLE

On January 5, 2022, the Company entered into an unsecured promissory note with a lender in the amount of $29,253. The promissory note bears interest at a rate of 6% annually and has a maturity date of December 31, 2024. During the three months ended October 31, 2025 and 2024 the Company incurred interest expense of $367 and $367, respectively, due to the promissory note. At October 31, 2025 and July 31, 2025 the Company had an outstanding accrued interest balance from the promissory note of $5,565 and $5,199, respectively. As of October 31, 2025 and July 31, 2025, the balance of this note was $24,253. As of October 31, 2025 the promissory note was past due and in default.

As of October 31, 2025 and July 31, 2025, notes payable consisted of the following:

	October 31, 2025	July 31, 2025
Notes payable	$24,253	$24,253
Less: current portion, net	(24,253)	(24,253)
Long-term notes payable, net	$-	$-

NOTE 7 - RELATED PARTY CONVERTIBLE DEBT

Related party convertible notes from continued operations

On August 22, 2019, the Company entered into a convertible note with Andrea Levitt, a related party, in the amount of $12,000. As of July 31, 2025 $4,500 of the principal was paid. The note will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest and maturity date on this convertible note have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the three months ended October 31, 2025 and 2024. On August 9, 2025 the convertible note was forgiven by its holder. As the convertible note's holder was a related party the forgiveness was recorded as a capital contribution to additional paid-in capital of $7,500. As of October 31, 2025 and July 31, 2025, the balance of this convertible note was $0 and $7,500, respectively.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2025
(Unaudited)

On August 24, 2019, the Company entered into two convertible notes with Andera Capital, LLC and Somerset Health Care Advisors, both of which are related parties (who were former partners in 1stPoint Communications, LLC) in the amounts of $12,000 and $6,000 respectively. Both notes bear interest at a rate of 6% annually and any interest may be accrued as either cash or stock at the option of the Company. The interest and maturity dates on these convertible notes have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the three months ended October 31, 2025 and 2024. The convertible notes convert at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. On August 9, 2025 the convertible notes were forgiven by their holder. As the convertible notes' holders were related parties, the forgiveness was recorded as a capital contribution to additional paid-in capital of $18,000. As of October 31, 2025 the balances of each of these notes were $0. As of July 31, 2025 the balances of each of these notes were $12,000 and $6,000.

On April 20, 2020, the Company entered into a convertible note with Erik Levitt, a former Chief Financial Officer of the Company, in the amount of $36,300 with an original maturity date of April 20, 2024. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The interest and maturity date on this note have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the three months ended October 31, 2025 and 2024. On August 9, 2025 the convertible note was forgiven by its holder. As the holder of the convertible note was a related party, the forgiveness was recorded as a capital contribution to additional paid-in capital of $36,300. As of October 31, 2025 and July 31, 2025, the balance of this convertible note was $0 and $36,300, respectively.

On February 26, 2021, the Company entered into a convertible note (the "February 2021 Convertible Note") with Michael Sevell, a Director of the Company, in the amount of $25,000. The note bears interest at a rate of 6%, compounded monthly and payable upon repayment or conversion. The interest and maturity date of the February 2021 Convertible Note have been waived by the lender. As a result, the Company did not recognize any interest expense from the February 2021 Convertible Note during the three months ended October 31, 2025 and 2024. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The note has been amended several times, with an additional $1,436,806 loaned during the year ended July 31, 2025. On May 24, 2025 the Company, Michael Sevell, and Caban Global Reach Private Equity LP ("CGRPE") entered into an Assignment and Assumption Agreement, pursuant to which, Michael Sevell assigned to CGRPE the full balance of February 2021 Convertible Note. Michael Sevell and Michael Cothill, two Directors of the Company, are both Directors of CGRPE. On May 26, 2025 the Company and CGRPE entered into a debt exchange agreement (the "exchange"), pursuant to which the entire principal balance of the February 2021 Convertible Note was forgiven in exchange for 10,154,542 shares of common stock (Note 8 - Stockholders' Equity). As a result, the Company recognized a loss on conversion of $974,836. Immediately prior to the exchange the February 2021 Convertible Note had a principal balance of $2,680,799. As of October 31, 2025 and July 31, 2025, the balance of this note was $0.

On May 2, 2025, the Company entered into a promissory note agreement ("May 2025 Convertible Note") with CGRPE, pursuant to which CGRPE agreed to fund the Company with advances in an open loan facility. All amounts lent to the Company must be repaid by May 2, 2028. Interest accrues on the May 2025 Convertible Note at a rate of 4% per annum. The outstanding principal may be converted into shares of restricted common stock at the option of the related party. The conversion price is equal to the prevailing market price on the date of conversion at a 25% discount. As of October 31, 2025 and July 31, 2025 the outstanding balance due to the May 2025 Convertible note was $295,946 and $85,946, respectively. The Company recognized interest expense of $2,001 due to the May 2025 Convertible note during the three months ended October 31, 2025.

As of October 31, 2025 and July 31, 2025, related parties convertible debt consisted of the following:

	October 31, 2025	July 31, 2025
Convertible notes payable - related parties	$295,946	$147,746
Less: current portion, net	-	(61,800)
Long-term convertible notes payable - related parties, net	$295,946	$85,946

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company's Board of Directors. As of October 31, 2025 and July 31, 2025, no cash dividend has been declared to date. Each share of common stock is entitled to one vote.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2025
(Unaudited)

Treasury Stock

On November 1, 2024, the Viper Sale closed. As a result the Company sold its telecommunications assets to Viper, including 1st Point Communications LLC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and a 10% ownership interest in Wikibuli Inc. As consideration for the Viper Sale the Company received back 2,500,000 shares of the Company's common stock which was recorded as treasury stock (Note 3 - Discontinued Operations). The treasury stock from the Viper Sale was recorded at $0.25 per share, resulting in a total value of $625,000.

The Company utilizes the cost method of accounting to value treasury stock when repurchasing stock. Repurchases are reflected as reductions of stockholders' equity at cost.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments. As of October 31, 2025 and July 31, 2025 the Company had accrued a liability of $26,000 due to trust fund recovery penalty ("TFRP") taxes which may be assessed against former directors or officers of the Company by the New Jersey Division of Taxation. Such former directors and officers may seek to be indemnified by the Company as a result of the TRFP taxes. The $26,000 accrual is recorded on the Company's Consolidated Balance Sheet as a component of accounts payable and accrued expenses.

NOTE 10 - WARRANTS

In February 2022, the Company and Mast Hill Fund, L.P. (“Mast”) signed a Security Purchase Agreement (the “Mast SPA”). Pursuant to the Mast SPA the Company also agreed to issue Mast (i) a common stock purchase warrant to purchase 150,000 shares of Company common stock at an exercise price of $3.00 (the "Mast First Warrant"), (ii) a common stock purchase warrant to purchase 150,000 shares of Company common stock at an exercise price of $1.50 per share(the "Mast Second Warrant" and together with the Mast First Warrant, the "Mast Warrants"). Mast's right to exercise each of the Mast Warrants is subject to a 4.99% equity blocker. Each of the Mast Warrants expires on the five-year anniversary of issuance.

The Company determined the Mast First Warrant should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the warrant agreement, which includes a change in control. The Mast Second Warrant was evaluated for purposes of classification between liability and equity and pursuant to ASC 480 the warrants were classified as liabilities. On August 14, 2024 the Company and Mast Hill agreed to extinguish the Mast Second Warrant.

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

Total outstanding warrant liabilities of the disclosed above are $44,400 and $63,000 as of October 31, 2025, and July 31, 2025, respectively.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2025
(Unaudited)

The following schedule summarizes the changes in the Company's common stock warrants during the three months ended October 31, 2025 and 2024:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term
	Warrants	Price	(Years)
Balance outstanding at July 31, 2024
Granted	450,000	$2.25	2.54
Exercised	-	-	-
Expired/Canceled	(150,000)	1.50	-
Balance outstanding at October 31, 2024	300,000	2.63	2.29
Exercisable at October 31, 2024	300,000	2.63	2.29

Balance outstanding at July 31, 2025	300,000	$2.63	1.54
Granted	-	-	-
Exercised	-	-	-
Expired/Canceled	-	2.63	-
Balance outstanding at October 31, 2025	300,000	$2.63	1.29
Exercisable at October 31, 2025	300,000	$2.63	1.29

The fair values of the warrant liabilities as of October 31, 2025 and July 31, 2025 were estimated using Black-Scholes option-pricing model with the following assumptions:

	October 31,	July 31,
	2025	2025
Exercise Price	$1.50 - $3.00	$1.50 - $3.00
Risk-free interest rates	3.71%	3.96%
Expected life (in years)	1.29	1.55
Expected volatility	859%	1,228%
Dividend yield	0%	0%

NOTE 11 - SEGMENT REPORTING

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

The following is a summary of the significant revenue and expense categories, and consolidated net loss from continuing operations provided to the CODM:

	For the Three Months Ended,
	October 31,
	2025	2024

Revenues	$-	$-

Less: Significant and other segment expenses
Selling, general and administrative expenses	(134,032)	(186,559)
Depreciation and amortization expense	(31,075)	(169,027)
Interest expense	(2,368)	(152)
Change in fair value of warrant liability	18,600	(56,937)
Net loss from continuing operations	$(148,875)	$(412,675)

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2025
(Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

Between November 1, 2025 and November 19, 2025 the Company received $55,000 in proceeds pursuant to the May 2025 Convertible Note (Note 7 - Related Party Convertible Debt).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hammer Technology Holdings Corp. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Effective on September 3, 2025, we amended our Articles of Incorporation, as amended with the State of Nevada to effect a change of our name from "Hammer Fiber Optics Holdings Corp." to "Hammer Technology Holdings Corp."

Results of Operations for the Three Months Ended October 31, 2025 Compared to the Three Months Ended October 31, 2024

	2025	2024	$ Change	% Change
Selling, general and administrative expenses	134,032	186,559	(52,527)	(28)%
Depreciation and amortization expense	31,075	169,027	(137,952)	(82)%
Total operating expenses	$165,107	$355,586	$(190,479)	(54)%

Net revenues for the three months ended October 31, 2025 and 2024 were $0. We did not generate any revenues during the three months ended October 31, 2025 as our mobile payments platform had not yet launched.

During the three months ended October 31, 2025, we incurred total operating expenses of $165,107 compared with $355,586, a decrease of approximately $190,479 or 54%, for the comparable period ended October 31, 2024. The decrease in operating expenses is primarily the result of decreased depreciation and amortization expense. We fully impaired our customer contract asset during the three months ended July 31, 2025 which resulted in a decrease in intangible asset amortization.

We had a decrease in selling, general and administrative expense of $52,527 or 28% for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The decrease in selling, general and administrative expense is due primarily to a decrease in professional expense of $43,361 and a decrease in corporate and IT expense of $9,419, offset by an insignificant increase in rent expense of $253.

We recorded depreciation and amortization expense of $31,075 and $169,027 during the three months ended October 31, 2025 and 2024, respectively. Our depreciation and amortization expense for the three months ended October 31, 2025 was composed of amortization of the software asset of $30,940, and depreciation of property and equipment of $135. Our depreciation and amortization expense for the three months ended October 31, 2024 was composed of amortization of the customer contract asset of $137,952, amortization of the software asset of $30,940, and depreciation of property and equipment of $135.

	2025	2024	$ Change	% Change
Other income (expense)
Interest expense	$(2,368)	$(152)	$(2,216)	1,458%
Gain (loss) on change in fair value of warrant liability	18,600	(56,937)	75,537	(133)%
Total other income (expense)	$16,232	$(57,089)	$73,321	(128)%

During the three months ended October 31, 2025, we recorded total other income of $16,232 primarily consisting of a gain on the change in fair value of warrant liability of $18,600; offset by interest expense of $2,368. During the three months ended October 31, 2024 we incurred total other expense of $57,089 consisting primarily of the loss on change in fair value of warrant liability of $56,937 and interest expense of $152.

During the three months ended October 31, 2025 we recorded a net loss from continuing operations of $148,875, compared to a net loss from continuing operations of $412,675 from the three months ended October 31, 2024. The decrease in net loss from continuing operations is due primarily to a large decrease in our operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of October 31, 2025, we had $40,828 in cash compared to $18,054 at July 31, 2025, an increase of $22,774.

As of October 31, 2025, we had total current assets of $40,828 and total current liabilities of $745,186, or negative working capital of $704,358, compared to total current assets of $19,304 and total current liabilities of $877,663, or negative working capital of $858,359 as of July 31, 2025. This is an increase in working capital of $154,001 driven primarily by a decrease in accounts payable and accrued expenses, and a decrease in the current liabilities from related party convertible notes payable.

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

See the analysis below of the cash flow statement for the three months ended October 31, 2025 and 2024 for further details pertaining to liquidity.

	2025	2024	$ Change

Net cash used in operating activities - continuing operations	$(187,226)	$(320,837)	$133,611
Net cash used in investing activities - continuing operation	-	-	-
Net cash provided by financing activities - continuing operations	210,000	313,806	(103,806)
Net cash used in operating activities - discontinued operations	-	(18,954)	18,954
Net cash used in investing activities - discontinued operations	-	(1,449)	1,449
Net cash provided by financing activities - discontinued operations	-	14,080	14,080
Net increase (decrease) in cash and cash equivalents	$22,774	$(13,354)	$13,354

Cash Flow from Continuing Operating Activities

During the three months ended October 31, 2025 the cash used in operating activities from continuing operations was $187,226. The cash used in operating activities was primarily the result of the decrease in accounts payable and accrued expenses of $52,076, and the net loss from continuing operations of $148,875, offset primarily by amortization of $30,940.

During the three months ended October 31, 2024 the cash used in operating expenses from continuing operations was $320,837. The cash used by operating expenses was primarily the result of a net loss from continuing operations of $412,675, and the decrease in accounts payable and accrued expenses of $129,126, offset primarily by amortization of $168,892 and the change in fair value of warrant liabilities of $56,937.

Cash Flow from Continuing Investing Activities

We did not have cash flows from investing activities from continuing operations for the three months ended October 31, 2025 and 2024.

Cash Flow from Continuing Financing Activities

During the three months ended October 31, 2025, we had cash provided by financing activities from continuing operations of $210,000. The cash provided by financing activities was the result of proceeds from related party convertible notes.

During the three months ended October 31, 2024, we had cash provided by financing activities from continuing operations of $313,806. The cash flows from financing activities were composed of proceeds from related party convertible notes of $995,806, offset by the repayment of convertible notes payable of $682,000.

Going Concern

For the three months ended October 31, 2025, the Company incurred a net loss from continuing operations of $148,875, cash used in operating activities of $187,226, and $0 of revenue generated from continuing operations. As of October 31, 2025, the Company had a working capital deficiency of $704,358. As of October 31, 2025, substantial doubt existed as to the Company's ability to continue as a going concern as a result of these factors. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in accordance with GAAP requires application of management's subjective judgments, often requiring estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in "Note 2 - Summary of Significant Accounting Policies," to our condensed consolidated unaudited financial statements included in Item 1, "Financial Statements," of this Quarterly Report on Form 10-Q, we believe that the following accounting policies require the application of significant judgments and estimates

Warrant Fair Value

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation under the supervision and with the participation of our Principal Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 31, 2025, the disclosure controls and procedures of our Company were not effective. Specifically, this is due to an inherent staffing limitation to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022 (Rule 13a-14(a) or Rule 15d-14(a))
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022 (Rule 13a-14(a) or Rule 15d-14(a))
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2**	Certification of Principal Financial Officer pursuant to 18. U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File

*      Filed herewith
**    In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

HAMMER TECHNOLOGY HOLDINGS CORP.

Date: December 15, 2025	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: December 15, 2025	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer

