Form 10-Q
period 2026-01-31
HAMMER TECHNOLOGY HOLDINGS CORP.
filed 2026-03-17
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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
Yes [  ] No [X]

As of March 17, 2026, there were 73,310,489 shares of the registrant's $0.001 par value common stock issued and 69,057,154 shares outstanding.

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

HAMMER TECHNOLOGY HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$28,312	$18,054
Prepaid expenses	-	1,250
Total current assets	28,312	19,304

Property and equipment, net	250	520
Intangible assets, net	153,829	215,710
Total assets	$182,391	$235,534

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$103,004	$184,077
Loans payable	24,253	24,253
Convertible notes payable - related parties	-	61,800
Warrant liabilities	53,985	63,000
Current liabilities from discontinued operations	544,533	544,533
Total current liabilities	725,775	877,663

Convertible notes payable, noncurrent - related parties	424,646	85,946
Total liabilities	1,150,421	963,609

Commitments and contingencies (Note 9)

Stockholders' Deficit
Common stock, $0.001 par value, 250,000,000 shares authorized 73,310,489 shares issued, and 69,057,154 shares outstanding at January 31, 2026 and July 31, 2025	73,311	73,311
Treasury stock (4,253,335 shares held at January 31, 2026 and July 31, 2025)	(625,000)	(625,000)
Additional paid-in capital	31,715,220	31,653,420
Accumulated deficit	(32,131,561)	(31,829,806)
Total Stockholder's Deficit	(968,030)	(728,075)
Total Liabilities and Stockholders' Deficit	$182,391	$235,534

See accompanying notes to the unaudited condensed consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Operating expenses
Selling, general and administrative expenses	$108,199	$176,928	$242,231	$363,487
Depreciation and amortization expense	31,075	170,647	62,150	339,674
Total operating expenses	139,274	347,575	304,381	703,161

Loss from operations	(139,274)	(347,575)	(304,381)	(703,161)

Other income (expense)
Interest expense	(4,021)	-	(6,389)	(152)
Warrant adjustment to fair value	(9,585)	67,737	9,015	10,800
Total other income (expense)	(13,606)	67,737	2,626	10,648
Net loss from continuing operations before income taxes	(152,880)	(279,838)	(301,755)	(692,513)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(152,880)	(279,838)	(301,755)	(692,513)

Net loss from discontinued operations, after taxes
Net loss from discontinued operations	-	-	-	(23,264)
Gain on disposal of subsidiaries	-	1,655,781	-	1,655,781
Total net income from discontinued operations, after taxes	-	1,655,781	-	1,632,517

Net (loss) income	$(152,880)	$1,375,943	$(301,755)	$940,004

Net loss from continuing operations per share, basic and diluted	$0.00	$(0.01)	$0.00	$(0.01)
Net income from discontinued operations per share, basic	-	0.03	-	0.03
Net income from discontinued operations per share, diluted	$-	$0.02	$-	$0.01
Total net income per share, basic and diluted	$0.00	$0.02	$0.00	$0.02

Weighted average number of common shares outstanding, basic	73,310,489	60,683,120	73,310,489	61,919,533
Weighted average number of common shares outstanding, diluted	73,310,489	75,119,164	73,310,489	120,225,094

See accompanying notes to the unaudited condensed consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,032,413)	$(961,317)
Net loss	-	-	-	-	-	(435,939)	(435,939)
Balance, October 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,468,352)	$(1,397,256)
Balance, October 31, 2024	63,155,947	63,156	1,753,335	-	28,007,940	(29,468,352)	(1,397,256)
Treasury stock from Viper sale	-	-	2,500,000	(625,000)	-	-	(625,000)
Net loss	-	-			-	1,375,943	1,375,943
Balance, January 31, 2025	63,155,947	$63,156	4,253,335	$(625,000)	$28,007,940	$(28,092,409)	$(646,313)

Balance, July 31, 2025	73,310,489	73,311	4,253,335	(625,000)	31,653,420	(31,829,806)	(728,075)
Capital contribution due to related party debt forgiveness	-	-	-	-	61,800	-	61,800
Net Loss	-	-	-	-		(148,875)	(148,875)
Balance, October 31, 2025	73,310,489	$73,311	4,253,335	$(625,000)	$31,715,220	$(31,978,681)	$(815,150)
Net loss	-	-	-	-	-	(152,880)	(152,880)
Balance, January 31, 2026	73,310,489	$73,311	4,253,335	$(625,000)	$31,715,220	$(32,131,561)	$(968,030)

See accompanying notes to the unaudited condensed consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended January 31,
	2026	2025

Cash flows from operating activities:
Net loss from continuing operations	$(301,755)	$(692,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	270	1,890
Amortization	61,880	337,784
Change in fair value of warrant liability	(9,015)	(10,800)
Changes in operating assets and liabilities:
Prepaid expenses	1,250	(5,000)
Accounts payable and accrued expenses	(81,072)	(128,697)
Net cash used in operating activities:	$(328,442)	$(497,336)

Cash flows from investing activities:
Net cash used in investing activities:	$-	$-

Cash flows from financing activities:
Proceeds from related party convertible notes	338,700	1,175,806
Repayment of notes payable	-	(682,000)
Net cash provided by financing activities:	$338,700	$493,806

Cash flows from discontinued operations:
Cash provided by operating activities - discontinued operations	-	1,636,827
Cash used in investing activities - discontinued operations	-	(1,691,958)
Cash provided by financing activities - discontinued operations	-	14,080
Net cash used in discontinued operations:	$-	$(41,051)

Net increase (decrease) in cash and cash equivalents	10,258	(44,581)

Cash and cash equivalents from continuing operations - beginning of period	18,054	-
Cash and cash equivalents from discontinued operations - beginning of period	-	74,133
Cash and cash equivalents at beginning of period	$18,054	$74,133

Cash and cash equivalents from continuing operations - end of period	28,312	29,552
Cash and cash equivalents from discontinued operations - end of period	-
Cash and cash equivalents at end of period	$28,312	$29,552

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$108,549
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital contribution due to related party debt forgiveness	$61,800	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2026

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

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2026

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended January 31, 2026 the Company incurred a net loss from continuing operations of $301,755, cash used in operating activities of $328,442, and no revenue was generated from continuing operations. As of January 31, 2026 the Company had a working capital deficiency of $697,463. Additionally, the Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for the one year period following the issuance date of these financial statements. The Company's continuation as a going concern is dependent upon, among other things, its ability to increase revenues, adequately control operating expenses and raise financing from third parties. No assurance can be given that the Company will be successful in these efforts. Management's plans are not expected to alleviate the substantial doubt about the Company's ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of January 31, 2026 and July 31, 2025, the Company did not have any cash balances which exceeded the insured amounts.

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

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management's assessment, there were no indicators of impairment of the Company's property and equipment as of January 31, 2026 and July 31, 2025, respectively.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment losses during the six months ended January 31, 2026 and 2025.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2026

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

Leases

The Company accounts for its lease contracts in accordance with the guidance in ASC 842. The Company determines if an arrangement is a lease at inception. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. All leases that have lease terms of one year or less are considered short-term leases, and therefore are not recorded through a ROU asset or liability. As of January 31, 2026 and July 31, 2025, the Company did not have any leases with terms greater than 12 months. The Company does currently hold a month-to-month tenancy agreements for office space costing less than $2,000 per month.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Amounts invoiced or collected in advance of product delivery or providing services are recorded as unearned revenue or customer deposits. The company accrues for sales returns, credit losses, and other allowances based on its historical experience. The Company did not generate any revenues for the six months ended January 31, 2026 or 2025.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2026

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of January 31, 2026 and July 31, 2025, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Treasury Stock

The Company utilizes the cost method of accounting to value treasury stock when repurchasing stock. Repurchases are reflected as reductions of stockholders equity at cost. Treasury stock is not considered outstanding and is excluded from the calculation of basic and diluted weighted average shares outstanding (Note 8 - Stockholders' Equity (Deficit)).

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

The following potentially dilutive securities have been excluded from computations of dilutive weighted average shares outstanding as they would be anti-dilutive:

	January 31, 2026	January 31, 2025
Warrants	300,000	300,000
Convertible Notes - Related Parties	3,145,526	2,481,600
Convertible Notes	-	-
Total	3,445,526	2,781,600

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2026

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

All financial assets and liabilities approximate their fair value. Warrants liabilities are valued at Level 3.

		Fair Value Measurements at January 31, 2026 using:
	January 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$53,985	-	-	53,985

		Fair Value Measurements at July 31, 2025 using:
	July 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$63,000	-	-	63,000

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of January 31, 2026 and July 31, 2025:

	As of
	January 31, 2026	July 31, 2025
Beginning Balance	$63,000	$18,000
Change in fair value of warrant liabilities	(9,015)	45,000
Ending Balance	$53,985	$63,000

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2026

The below table shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	January 31, 2026	July 31, 2025
Stock Price	$0.18	$0.21
Risk-free interest rates	3.79%	3.96%
Expected life (in years)	1.04	1.55
Expected volatility	776%	1,228%
Dividend yield	0%	0%

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

The following table represents the assets and liabilities of discontinued operations as of January 31, 2026 and July 31, 2025:

	January 31,	July 31,
	2026	2025
Current liabilities
Accounts payable and accrued expenses	$544,533	$544,533
Total current liabilities	544,533	544,533

Total liabilities - discontinued operations	$544,533	$544,533

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2026

The following table represents the major components of the financial results of discontinued operations for the six months ended January 31, 2026 and 2025:

	For the Three Months Ended,		For the Six Months Ended,
	January 31,		January 31,
	2026	2025	2026	2025

Revenues	$-	$-	$-	$1,233,567
Cost of sales	-	-	-	970,210
Gross profit	-	-	-	263,357

Operating expenses
Selling, general and administrative expenses	-	-	-	248,052
Depreciation and amortization expense	-	-	-	20,139
Total operating expenses	-	-	-	268,191

OPERATING LOSS	-	-	-	(4,834)

Other income (expense)
Financing expense	-	-	-	(18,430)
Gain on disposal of subsidiaries	-	1,655,781		1,655,781
Total other income (expense)	-	1,655,781	-	1,637,351

Net loss from discontinued operations before taxes	-	1,655,781	-	1,632,517
Provision for income taxes	-	-	-	-
Net loss from discontinued operations, after taxes	$-	$1,655,781	$-	$1,632,517

NOTE 4 - PROPERTY AND EQUIPMENT

As of January 31, 2026 and July 31, 2025, property and equipment consisted of the following:

	January 31,	July 31,
	2026	2025	Life
Computer and telecom equipment	$2,675	$2,675	5 years
Less: Accumulated depreciation	(2,425)	(2,155)
Total	$250	$520

The company regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management's assessment, there were no indicators of impairment of the Company's property and equipment as of January 31, 2026 and July 31, 2025, respectively. The Company recognized depreciation expense of $270 and $1,890 for the six months ended January 31, 2026 and 2025, respectively.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2026

NOTE 5 - INTANGIBLE ASSETS, NET

The following table displays the composition of intangible assets, net as well as the respective amortization period:

		January 31, 2026			July 31, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer contracts	7	$-	$-	$-	$-	$-	$-
Software	5	618,804	464,975	153,829	618,804	403,094	215,710
Total		$618,804	$464,975	$153,829	$618,804	$403,094	$215,710

In January 2022, the Company completed an asset acquisition and purchased a $3,862,657 customer contract intangible asset and a $387,843 software asset. The Company also capitalizes internal-use software development costs. During the Six months ended January 31, 2026 and 2025 the Company capitalized $0 of software development costs (Note 2 - Summary of Significant Accounting Policies).

Due to uncertainty regarding the Company's ability to accurately project future earnings and positive cash flows related to its customer contracts intangible asset, the Company fully impaired the customer contracts asset as of July 31, 2025. As a result, the Company recognized a loss from the impairment of intangible assets of $1,888,242 for the year ended July 31, 2025.

The Company incurred amortization expense of $61,880 and $337,784 for the six months ended January 31, 2026 and 2025, respectively.

Estimated annual amortization expense for intangible assets is as follows:

Years
Remainder of 2026	$61,626
2027	71,290
2028	18,011
2029	2,902
Thereafter	-
Total	$153,829

NOTE 6 - LOANS PAYABLE

On January 5, 2022, the Company entered into an unsecured promissory note with a lender in the amount of $29,253. The promissory note bears interest at a rate of 6% annually and has a maturity date of December 31, 2024. During the six months ended January 31, 2026 and 2025 the Company incurred interest expense of $734 and $734, respectively, due to the promissory note. At January 31, 2026 and July 31, 2025 the Company had an outstanding accrued interest balance from the promissory note of $5,932 and $5,199, respectively. As of January 31, 2026 and July 31, 2025, the balance of this note was $24,253. As of January 31, 2026 the promissory note was past due and in default.

As of January 31, 2026 and July 31, 2025, notes payable consisted of the following:

	January 31, 2026	July 31, 2025
Notes payable	$24,253	$24,253
Less: current portion, net	(24,253)	(24,253)
Long-term notes payable, net	$-	$-

NOTE 7 - RELATED PARTY CONVERTIBLE DEBT

Related party convertible notes from continued operations

On August 22, 2019, the Company entered into a convertible note with Andrea Levitt, a related party, in the amount of $12,000. As of July 31, 2025 $4,500 of the principal was paid. The note will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest and maturity date on this convertible note have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the six months ended January 31, 2026 and 2025. On August 9, 2025 the convertible note was forgiven by its holder. As the convertible note's holder was a related party the forgiveness was recorded as a capital contribution to additional paid-in capital of $7,500. As of January 31, 2026 and July 31, 2025, the balance of this convertible note was $0 and $7,500, respectively.

On August 24, 2019, the Company entered into two convertible notes with Andera Capital, LLC and Somerset Health Care Advisors, both of which are related parties (who were former partners in 1stPoint Communications, LLC) in the amounts of $12,000 and $6,000 respectively. Both notes bear interest at a rate of 6% annually and any interest may be accrued as either cash or stock at the option of the Company. The interest and maturity dates on these convertible notes have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the six months ended January 31, 2026 and 2025. The convertible notes convert at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. On August 9, 2025 the convertible notes were forgiven by their holder. As the convertible notes' holders were related parties, the forgiveness was recorded as a capital contribution to additional paid-in capital of $18,000. As of January 31, 2026 the balances of each of these notes were $0. As of July 31, 2025 the balances of each of these notes were $12,000 and $6,000.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2026

On April 20, 2020, the Company entered into a convertible note with Erik Levitt, a former Chief Financial Officer of the Company, in the amount of $36,300 with an original maturity date of April 20, 2024. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The interest and maturity date on this note have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the six months ended January 31, 2026 and 2025. On August 9, 2025 the convertible note was forgiven by its holder. As the holder of the convertible note was a related party, the forgiveness was recorded as a capital contribution to additional paid-in capital of $36,300. As of January 31, 2026 and July 31, 2025, the balance of this convertible note was $0 and $36,300, respectively.

On February 26, 2021, the Company entered into a convertible note (the "February 2021 Convertible Note") with Michael Sevell, a Director of the Company, in the amount of $25,000. The note bears interest at a rate of 6%, compounded monthly and payable upon repayment or conversion. The interest and maturity date of the February 2021 Convertible Note have been waived by the lender. As a result, the Company did not recognize any interest expense from the February 2021 Convertible Note during the six months ended January 31, 2026 and 2025. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The note has been amended several times, with an additional $1,436,806 loaned during the year ended July 31, 2025. On May 24, 2025 the Company, Michael Sevell, and Caban Global Reach Private Equity LP ("CGRPE") entered into an Assignment and Assumption Agreement, pursuant to which, Michael Sevell assigned to CGRPE the full balance of February 2021 Convertible Note. Michael Sevell and Michael Cothill, two Directors of the Company, are both Directors of CGRPE. On May 26, 2025 the Company and CGRPE entered into a debt exchange agreement (the "exchange"), pursuant to which the entire principal balance of the February 2021 Convertible Note was forgiven in exchange for 10,154,542 shares of common stock (Note 8 - Stockholders' Equity (Deficit)). As a result, the Company recognized a loss on conversion of $974,836. Immediately prior to the exchange the February 2021 Convertible Note had a principal balance of $2,680,799. As of January 31, 2026 and July 31, 2025, the balance of this note was $0.

On May 2, 2025, the Company entered into a promissory note agreement ("May 2025 Convertible Note") with CGRPE, pursuant to which CGRPE agreed to fund the Company with advances in an open loan facility. All amounts lent to the Company must be repaid by May 2, 2028. Interest accrues on the May 2025 Convertible Note at a rate of 4% per annum. The outstanding principal may be converted into shares of restricted common stock at the option of the related party. The conversion price is equal to the prevailing market price on the date of conversion at a 25% discount. As of January 31, 2026 and July 31, 2025 the outstanding balance due to the May 2025 Convertible note was $424,646 and $85,946, respectively. The Company recognized interest expense of $5,655 due to the May 2025 Convertible note during the six months ended January 31, 2026.

As of January 31, 2026 and July 31, 2025, related parties convertible debt consisted of the following:

	January 31, 2026	July 31, 2025
Convertible notes payable - related parties	$424,646	$147,746
Less: current portion, net	-	(61,800)
Long-term convertible notes payable - related parties, net	$424,646	$85,946

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company's Board of Directors. As of January 31, 2026 and July 31, 2025, no cash dividend has been declared to date. Each share of common stock is entitled to one vote.

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

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2026

The Company utilizes the cost method of accounting to value treasury stock when repurchasing stock. Repurchases are reflected as reductions of stockholders' equity at cost.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments. As of January 31, 2026 and July 31, 2025 the Company had accrued a liability of $26,000 due to trust fund recovery penalty ("TFRP") taxes which may be assessed against former directors or officers of the Company by the New Jersey Division of Taxation. Such former directors and officers may seek to be indemnified by the Company as a result of the TRFP taxes. The $26,000 accrual is recorded on the Company's Consolidated Balance Sheet as a component of accounts payable and accrued expenses.

NOTE 10 - WARRANTS

In February 2022, the Company and Mast Hill Fund, L.P. ("Mast") signed a Security Purchase Agreement (the "Mast SPA"). Pursuant to the Mast SPA the Company also agreed to issue Mast (i) a common stock purchase warrant to purchase 150,000 shares of Company common stock at an exercise price of $3.00 (the "Mast First Warrant"), (ii) a common stock purchase warrant to purchase 150,000 shares of Company common stock at an exercise price of $1.50 per share (the "Mast Second Warrant" and together with the Mast First Warrant, the "Mast Warrants"). Mast's right to exercise each of the Mast Warrants is subject to a 4.99% equity blocker. Each of the Mast Warrants expires on the five-year anniversary of issuance.

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

Total outstanding warrant liabilities of the disclosed above are $53,985 and $63,000 as of January 31, 2026, and July 31, 2025, respectively.

The following schedule summarizes the changes in the Company's common stock warrants during the six months ended January 31, 2026 and 2025:

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2026

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term
	Warrants	Price	(Years)
Balance outstanding at July 31, 2024
Granted	450,000	$2.25	2.54
Exercised	-	-	-
Expired/Canceled	(150,000)	1.50	-
Balance outstanding at January 31, 2025	300,000	2.63	2.04
Exercisable at January 31, 2025	300,000	2.63	2.04

Balance outstanding at July 31, 2025	300,000	$2.63	1.54
Granted	-	-	-
Exercised	-	-	-
Expired/Canceled	-	-	-
Balance outstanding at January 31, 2026	300,000	$2.63	1.04
Exercisable at January 31, 2026	300,000	$2.63	1.04

The fair values of the warrant liabilities as of January 31, 2026 and July 31, 2025 were estimated using Black-Scholes option-pricing model with the following assumptions:

	January 31,	July 31,
	2026	2025
Exercise Price	$1.50 - $3.00	$1.50 - $3.00
Risk-free interest rates	3.79%	3.96%
Expected life (in years)	1.04	1.55
Expected volatility	776%	1,228%
Dividend yield	0%	0%

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

The following is a summary of the significant revenue and expense categories, and consolidated net loss from continuing operations provided to the CODM:

	For the Three Months Ended,		For the Six Months Ended,
	January 31,		January 31,
	2026	2025	2026	2025

Revenues	$-	$-	$-	$-

Less: Significant and other segment expenses
Selling, general and administrative expenses	(108,199)	(176,928)	(242,231)	(363,487)
Depreciation and amortization expense	(31,075)	(170,647)	(62,150)	(339,674)
Interest expense	(4,021)	-	(6,389)	(152)
Change in fair value of warrant liability	(9,585)	67,737	9,015	10,800
Loss on conversion of debt	-	-	-	-
Net loss from continuing operations	$(152,880)	$(279,838)	$(301,755)	$(692,513)

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2026

NOTE 12 - SUBSEQUENT EVENTS

Between February 1, 2026 and February 27 2026, the Company received $23,500 in proceeds pursuant to the May 2025 Convertible Note (Note 7 - Related Party Convertible Debt).

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

Results of Operations

For the Three Months Ended January 31, 2026 Compared to the Three Months Ended January 31, 2025

	2026	2025	$ Change	% Change
Selling, general and administrative expenses	108,199	176,928	(68,729)	(38.85)%
Depreciation and amortization expense	31,075	170,647	(139,572)	(81.79)%
Total operating expenses	$139,274	$347,575	$(208,301)	(59.93)%

Net revenues for the three months ended January 31, 2026 and 2025 were $0. We did not generate any revenues during the three months ended January 31, 2026 as our mobile payments platform had not yet launched.

During the three months ended January 31, 2026, we incurred total operating expenses of $139,274 compared with $347,575, a decrease of approximately $208,301 or 60%, for the comparable period ended January 31, 2025. The decrease in operating expenses is primarily the result of decreased depreciation and amortization expenses. We fully impaired our customer contract asset during the year ended July 31, 2025 which resulted in a decrease in intangible asset amortization. Additionally, Selling, general and administrative expenses were higher during the three months ended January 31, 2025 primarily due to expenses associated with the launch of our HammerPay software.

We had a decrease in selling, general and administrative expense of $68,729 or 39% for the three months ended January 31, 2026 compared to the three months ended January 31, 2025. The decrease in selling, general and administrative expense is due primarily to a decrease in professional fees of $31,847, a decrease in corporate and IT expense of $36,434, and a decrease in rent expense of $449.

We recorded depreciation and amortization expense of $31,075 and $170,647 during the three months ended January 31, 2026 and 2025, respectively. Our depreciation and amortization expense for the three months ended January 31, 2026 was composed of amortization of the software asset of $30,941, and depreciation of property and equipment of $135. Our depreciation and amortization expense for the three months ended January 31, 2025 was composed primarily of amortization of the customer contract asset of $168,892.

	January 31, 2026	January 31, 2025	$ Change	% Change
Other income (expense)
Interest expense	$(4,021)	$-	$(4,021)	100.00%
Gain (loss) on change in fair value of warrant liability	(9,585)	67,737	(77,322)	(114.15)%
Total other income (expense)	$(13,606)	$67,737	$(81,343)	(120.08)%

During the three months ended January 31, 2026, we recorded total other expense of $13,606 primarily consisting of a loss on the change in fair value of warrant liability of $9,585; and interest expense of $4,021. During the three months ended January 31, 2025 we incurred total other income of $67,737 consisting primarily of the loss on change in fair value of warrant liability of $67,737.

During the three months ended January 31, 2026 we recorded a net loss from continuing operations of $152,880, compared to a net loss from continuing operations of $279,838 for the three months ended January 31, 2025. The increase was primarily due to a significant increase in operating expenses in the second quarter of 2025 due to the launch of our HammerPay software, which impacted results in the prior-year period.

For the Six Months Ended January 31, 2026 Compared to the Six Months Ended January 31, 2025

	2026	2025	$ Change	% Change
Selling, general and administrative expenses	242,231	363,487	(121,256)	(33.36)%
Depreciation and amortization expense	62,150	339,674	(277,524)	(81.70)%
Total operating expenses	$304,381	$703,161	$(398,780)	(56.71)%

Net revenues for the six months ended January 31, 2026 and 2025 were $0. We did not generate any revenues during the six months ended January 31, 2026 as our mobile payments platform had not yet launched.

During the six months ended January 31, 2026, we incurred total operating expenses of $304,381 compared with $703,161, a decrease of approximately $398, 780 or 57%, for the comparable period ended January 31, 2025. The decrease in operating expenses is primarily the result of decreased depreciation and amortization expense. We fully impaired our customer contract asset during the year ended July 31, 2025 which resulted in a decrease in intangible asset amortization. Additionally, Selling, general and administrative expenses were higher during the six months ended January 31, 2025 primarily due to expenses associated with the launch of our HammerPay software.

We had a decrease in selling, general and administrative expense of $121,256 or 33% for the six months ended January 31, 2026 compared to the six months ended January 31, 2025. The decrease in selling, general and administrative expense is due primarily to a decrease in professional fees of $77,084, a decrease in Corporate and IT expense of $43,976, and a decrease in rent expense of $196.

We recorded depreciation and amortization expense of $62,150 and $339,674 during the six months ended January 31, 2026 and 2025, respectively. Our depreciation and amortization expense for the six months ended January 31, 2026 was composed of amortization of the software asset of $61,880, and depreciation of property and equipment of $270. Our depreciation and amortization expense for the six months ended January 31, 2025 was composed primarily of amortization of the customer contract asset of $337,784.

	January 31, 2026	January 31, 2025	$ Change	% Change
Other income (expense)
Interest expense	$(6,389)	$(152)	$(6,237)	4,103.29%
Gain (loss) on change in fair value of warrant liability	9,015	10,800	(1,785)	(16.53)%
Total other income (expense)	$2,626	$10,648	$(8,022)	(75.34)%

During the six months ended January 31, 2026, we recorded total other income of $2,626 primarily consisting of a gain on the change in fair value of warrant liability of $9,015; offset by interest expense of $6,389. During the six months ended January 31, 2025 we incurred total other expense of $10,648 consisting primarily of the loss on change in fair value of warrant liability of $10,800 and interest expense of $152.

During the six months ended January 31, 2026 we recorded a net loss from continuing operations of $301,755, compared to a net loss from continuing operations of $692,513 from the six months ended January 31, 2025. The decrease in net loss from continuing operations is due primarily to a large decrease in our operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of January 31, 2026, we had $28,312 in cash compared to $18,054 at July 31, 2025, an increase of $10,258.

As of January 31, 2026, we had total current assets of $28,312 and total current liabilities of $725,775, or negative working capital of $697,463, compared to total current assets of $19,304 and total current liabilities of $877,633, or negative working capital of $858,359 as of July 31, 2025. This is an increase in working capital of $160,896 driven primarily by a decrease in accounts payable and accrued expenses, and a decrease in the current liabilities from related party convertible notes payable.

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

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, and the costs of expanding our operations. We plan to generate positive cash flow from the expansion of our fintech initiatives, such as our mobile payments platform. We may also choose to raise additional funds through public or private equity or debt financing, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders' ownership in us and could also result in a decrease in the market price of our common stock. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form.

See the analysis below of the cash flow statement for the six months ended January 31, 2026 and 2025 for further details pertaining to liquidity.

	2026	2025	$ Change

Net cash used in operating activities - continuing operations	$(328,442)	$(497,336)	$168,894
Net cash used in investing activities - continuing operation	-	-	-
Net cash provided by financing activities - continuing operations	338,700	493,806	(155,106)
Net cash provided by operating activities - discontinued operations	-	1,636,827	1,636,827
Net cash used in investing activities - discontinued operations	-	(1,691,958)	(1,691,958)
Net cash provided by financing activities - discontinued operations	-	14,080	(14,080)
Net increase (decrease) in cash and cash equivalents	$10,258	$(44,581)	$54,839

Cash Flow from Continuing Operating Activities

During the six months ended January 31, 2026 the cash used in operating activities from continuing operations was $328,442. The cash used in operating activities was primarily the result of a decrease in accounts payables of $81,072, and the net loss from continuing operations of $301,755.

During the six months ended January 31, 2025 the cash used in operating activities from continuing operations was $497,336. The cash used in operating activities was primarily the result of amortization expense of $337,784, a decrease in accounts payable and accrued expenses of $128,697, and the net loss from continuing operations of $692,513.

Cash Flow from Continuing Investing Activities

We did not have cash flows from investing activities from continuing operations for the six months ended January 31, 2026 and 2025.

Cash Flow from Continuing Financing Activities

During the six months ended January 31, 2026, we had cash provided by financing activities from continuing operations of $338,700. The cash provided by financing activities was the result of proceeds from related party convertible notes.

During the six months ended January 31, 2025, cash flow provided by financing activities was $493,806. The cash provided by financing activities was primarily the result of proceeds from related party convertible notes payable of $1,175,806 offset by the repayment of convertible notes payable of $682,000.

Going Concern

For the six months ended January 31, 2026, the Company incurred a net loss from continuing operations of $301,755, cash used in operating activities of $328,442, and $0 of revenue generated from continuing operations. As of January 31, 2026, the Company had a working capital deficiency of $697,463. As of January 31, 2026, substantial doubt existed as to the Company's ability to continue as a going concern as a result of these factors. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Warrant Fair Value

Our warrant fair value estimates are based on the Black Scholes model using quoted market prices and estimated volatility factors based on historical prices of the Company's common stock. Valuations derived from the Black-Scholes model are subject to ongoing internal and external verification and review. The inputs used in the Black-Scholes model involve our judgment and changes to those inputs may impact our net loss.

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

Due to uncertainty regarding the Company’s ability to accurately project future earnings and positive cash flows related to its customer contract intangible asset, the Company fully impaired the customer contract asset and was fully impaired by July 31, 2025. As a result, the Company recognized an impairment of $1,888,242 in the year ended July 31, 2025.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation under the supervision and with the participation of our Principal Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2026, the disclosure controls and procedures of our Company were not effective. Specifically, this is due to an inherent staffing limitation to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements.

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

HAMMER TECHNOLOGY HOLDINGS CORP.

Date: March 17, 2026	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: March 17, 2026	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer