Form 10-Q
period 2026-04-30
HAMMER TECHNOLOGY HOLDINGS CORP.
filed 2026-06-15
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of June 13, 2026, the registrant had 73,310,489 shares of commons stock outstanding.

HAMMER TECHNOLOGY HOLDINGS CORP.

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

HAMMER TECHNOLOGY HOLDINGS CORP.

Condensed Consolidated Balance Sheets

	April 30,	July 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,459	$18,054
Prepaid expenses	-	1,250
Total current assets	17,459	19,304

Property and equipment, net	120	520
Intangible assets, net	122,889	215,710

Total assets	$140,468	$235,534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$107,516	$184,077
Loans payable	24,253	24,253
Convertible notes payable - related parties	-	61,800
Warrant liabilities	9,541	63,000
Current liabilities from discontinued operations	544,533	544,533
Total current liabilities	685,843	877,663
Convertible notes payable - related parties (noncurrent)	518,146	85,946

Total Liabilities	$1,203,989	$963,609

Commitments and contingencies (note 9)

Stockholders' Equity (Deficit)
Treasury stock (4,253,335 and 4,253,335 common shares at April 30, 2026 and July 31, 2025, respectively)	$(625,000)	$(625,000)
Common stock, $0.001 par value, 250,000,000 shares authorized; 73,310,489 and 73,310,489 shares issued at April 30, 2026 and July 31, 2025, respectively, and 69,057,154 and 69,057,154 shares outstanding at April 30, 2026 and July 31, 2025, respectively	73,311	73,311
Additional paid-in capital	31,715,220	31,653,420
Accumulated deficit	(32,227,052)	(31,829,806)
Total Stockholders' Equity (Deficit)	(1,063,521)	(728,075)

Total Liabilities and Stockholders' Equity (Deficit)	$140,468	$235,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025

Revenues	$-	$-	$-	$-

Operating expenses
Selling, general and administrative expenses	103,714	212,852	345,945	576,339
Depreciation and amortization expense	31,071	169,023	93,221	508,697
Total operating expenses	134,785	381,875	439,166	1,085,036

Operating loss	(134,785)	(381,875)	(439,166)	(1,085,036)

Other expenses
Interest expense	(5,150)	(655)	(11,539)	(807)
Gain (loss) on change in fair value of warrant liability	44,444	(3,480)	53,459	7,320
Total other income (expenses)	39,294	(4,135)	41,920	6,513

Net loss from continuing operations before income taxes	(95,491)	(386,010)	(397,246)	(1,078,523)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(95,491)	(386,010)	(397,246)	(1,078,523)

Net (loss) income from discontinued operations, after taxes
Net income (loss) from discontinued operations	-	-	-	(23,264)
Gain on disposal of subsidiaries	-	-	-	1,655,781

Total net (loss) income from discontinued operations, after taxes	-	-	-	1,632,517

Net income (loss)	$(95,491)	$(386,010)	$(397,246)	$553,994

Net loss from continuing operations per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net (loss) income from discontinued operations per share, basic	-	-	-	0.03
Net (loss) income from discontinued operations per share, diluted	-	-	-	0.01
Total net income (loss) per share, basic	(0.00)	(0.01)	(0.01)	0.01
Total net income (loss) per share, diluted	$(0.00)	$(0.01)	$(0.01)	$0.00

Weighted average number of common shares outstanding, basic	69,057,154	58,902,612	69,057,154	59,754,260
Weighted average number of common shares outstanding, diluted	69,057,154	58,902,612	69,057,154	121,945,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,032,413)	$(961,317)
Net loss	-	-	-	-	-	(435,939)	(435,939)
Balance, October 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,468,352)	$(1,397,256)
Treasury stock from Viper Sale	-	-	2,500,000	(625,000)	-	-	750,943
Net loss	-	-	-	-	-	1,375,943	-
Balance, January 31, 2025	63,155,947	$63,156	4,253,335	$(625,000)	$28,007,940	$(28,092,409)	$(646,313)
Net loss	-	-	-	-	-	(386,010)	(386,010)
Balance, April 30, 2025	63,155,947	$63,156	4,253,335	(625,000)	$28,007,940	(28,478,419)	(1,032,323)

Balance, July 31, 2025	73,310,489	$73,311	4,253,335	$(625,000)	$31,653,420	$(31,829,806)	$(728,075)
Capital contribution - related party debt forgiveness	-	-	-	-	61,800	-	61,800
Net loss	-	-	-	-	-	(148,875)	(148,875)
Balance, October 31, 2025	73,310,489	$73,311	4,253,335	$(625,000)	$31,715,220	$(31,978,681)	$(815,150)
Net loss	-	-	-	-	-	(152,880)	(152,880)
Balance, January 31, 2026	73,310,489	$73,311	4,253,335	$(625,000)	$31,715,220	$(32,131,561)	$(968,030)
Net loss	-	-	-	-	-	(95,491)	(95,491)
Balance, April 30, 2026	73,310,489	$73,311	4,253,335	$(625,000)	$31,715,220	$(32,227,052)	$(1,063,521)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(397,246)	$(1,078,523)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	400	2,020
Amortization	92,821	506,677
Gain on change in fair value of warrant liability	(53,459)	(7,320)
Changes in assets and liabilities:
Prepaid expenses	1,250	(5,000)
Accounts payable and accrued expenses	(76,561)	(129,037)
Net cash used in operating activities:	$(432,795)	$(711,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party convertible notes	432,200	1,386,806
Repayment of convertible notes payable	-	(682,000)
Net cash provided by financing activities:	$432,200	$704,806

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash provided by (used in) operations - discontinued operations	-	1,636,826
Cash used in investing activities - discontinued operations	-	(1,691,958)
Cash provided by (used in) financing activities - discontinued operations	-	14,080
Net cash used in discontinued operations:	$-	$(41,052)

NET (DECREASE) INCREASE IN CASH	(595)	(47,429)

CASH FROM CONTINUING OPERATIONS - BEGINNING OF PERIOD	18,054	-
CASH FROM DISCONTINUED OPERATIONS - BEGINNING OF PERIOD	-	74,133
CASH AT BEGINNING OF PERIOD	$18,054	$74,133

CASH FROM CONTINUING OPERATIONS - END OF PERIOD	17,459	26,704
CASH FROM DISCONTINUED OPERATIONS - END OF PERIOD	-	-
CASH AT END OF PERIOD	$17,459	$26,704

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$109,545
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital contribution due to related party debt forgiveness	$61,800	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2026 AND 2025
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Hammer Technology Holdings Corp.(OTCPK:HMMR) is a company focused on sustainable shareholder value investing in both financial services technology and wireless telecommunications infrastructure. Hammer Technology Holdings Corp.(the "Company" or "Hammer") is incorporated in the state of Nevada. As of the filing of the accompanying financial statements, the Company had one wholly-owned active subsidiary, Hammerpay USA Ltd. Additionally, the Company had two wholly-owned inactive subsidiaries: Hammer Fiber Optics Investment Ltd., and Hammer Wireless (SL) Limited.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended April 30, 2026 the Company incurred a net loss from continuing operations of $397,246, cash used in operating activities of $432,795, and no revenue was generated from continuing operations. As of April 30, 2026 the Company had a working capital deficiency of $668,384. Additionally, the Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for the one year period following the issuance date of these financial statements. The Company's continuation as a going concern is dependent upon, among other things, its ability to increase revenues, adequately control operating expenses and raise financing from third parties. No assurance can be given that the Company will be successful in these efforts. Management's plans are not expected to alleviate the substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026 AND 2025
(Unaudited)

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

Cash and cash equivalents

Cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of April 30, 2026 and July 31, 2025, did not have any cash balances which exceeded the insured amounts.

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

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management's assessment, there were no indicators of impairment of the Company's property and equipment as of April 30, 2026 and July 31, 2025, respectively.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized any related impairment losses during the nine months ended April 30, 2026 and 2025.

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

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026 AND 2025
(Unaudited)

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

Leases

The Company accounts for its lease contracts in accordance with the guidance in ASC 842. The Company determines if an arrangement is a lease at inception. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. All leases that have lease terms of one year or less are considered short-term leases, and therefore are not recorded through a ROU asset or liability. As of April 30, 2026, and July 31, 2025, the Company did not have any leases with terms greater than 12 months. The Company does currently hold a month-to-month tenancy agreements for office space costing less than $2,000 per month.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Amounts invoiced or collected in advance of product delivery or providing services are recorded as unearned revenue or customer deposits. The company accrues for sales returns, credit losses, and other allowances based on its historical experience. The Company did not generate any revenues for the nine months ended April 30, 2026 or 2025.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of April 30, 2026, and July 31, 2025, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026 AND 2025
(Unaudited)

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

The following potentially dilutive securities have been excluded from computations of dilutive weighted average shares outstanding as they would be anti-dilutive:

	April 30, 2026	July 31, 2025
Warrants	300,000	300,000
Convertible Notes - Related Parties	4,063,890	2,481,600
Total	4,363,890	2,781,600

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

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026 AND 2025
(Unaudited)

Level 3 - Unobservable inputs reflecting management's assumptions about the inputs used in pricing the asset or liability. Financial assets and liabilities (including warrants) approximate fair value.

All financial assets and liabilities approximate their fair value. Warrants liabilities are valued at Level 3.

Fair Value Measurements

		Fair Value Measurements at April 30, 2026 using:
	April 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$9,541	$-	$-	$9,541

		Fair Value Measurements at July 31, 2025 using:
	July 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$63,000	$-	$-	$63,000

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of April 30, 2026 and July 31, 2025:

	April 30, 2026	July 31, 2025
Beginning Balance	$63,000	$18,000
Change in fair value of warrant liabilities	(53,459)	45,000
Ending Balance	$9,541	$63,000

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the warrant liability at each measurement date:

	April 30, 2026	July 31, 2025
Exercise Price	$1.50-$3.00	$1.50-$3.00
Risk-free interest rates	3.72%	3.96%
Expected life (in years)	0.79	1.55
Expected volatility	211%	1,228%
Dividend yield	0%	0%

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

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026 AND 2025
(Unaudited)

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

The following table represents the assets and liabilities of discontinued operations as of April 30, 2026 and July 31, 2025:

	April 30,	July 31,
	2026	2025
Current liabilities
Accounts payable and accrued expenses	$544,533	$544,533
Total current liabilities	544,533	544,533

Total liabilities - discontinued operations	$544,533	$544,533

The following table represents the major components of the financial results of discontinued operations for the nine months ended April 30, 2026 and 2025:

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026 AND 2025
(Unaudited)

	For the Three Months Ended, April 30,		For the Nine Months Ended, April 30,
	2026	2025	2026	2025

Revenues	$-	$-	$-	$1,233,567
Cost of sales	-	-	-	970,210
Gross profit	-	-	-	263,357

Operating expenses
Selling, general and administrative expenses	-	-	-	248,052
Depreciation and amortization expense	-	-	-	20,139
Total operating expenses	-	-	-	268,191

OPERATING LOSS	-	-	-	(4,834)

Other income (expense)
Financing expense	-	-	-	(18,430)
Gain on disposal of subsidiaries	-	-		1,655,781
Total other income (expense)	-	-	-	1,637,351

Net loss from discontinued operations before taxes	-	-	-	1,632,517
Provision for income taxes	-	-	-	-
Net loss from discontinued operations, after taxes	$-	$-	$-	$1,632,517

NOTE 4 - PROPERTY AND EQUIPMENT

As of April 30, 2026 and July 31, 2025, property and equipment of continuing operations consisted of the following:

	April 30,	July 31,
	2026	2025	Life
Computer, telecom equipment and software	$2,675	$2,675	5 years
Less: Accumulated depreciation	(2,555)	(2,155)
Total	$120	$520

The company regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management's assessment, there were no indicators of impairment of the Company's property and equipment as of April 30, 2026 and July 31, 2025, respectively. The Company recognized depreciation expense of $400 and $2,020 for the nine months ended April 30, 2026 and 2025, respectively.

NOTE 5 - INTANGIBLE ASSETS, NET

The following table displays the composition of intangible assets, net as well as the respective amortization period:

		April 30, 2026			July 31, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer contracts	7	$-	$-	$-	$-	$-	$-
Software	5	618,804	495,915	122,889	618,804	403,094	215,710
Total		$618,804	$495,915	$122,889	$618,804	$403,094	$215,710

In January 2022, the Company completed an asset acquisition and purchased a $3,862,657 customer contract intangible asset and a $387,843 software asset. The Company also capitalizes internal-use software development costs. During the nine months ended April 30, 2026 and 2025 the Company capitalized $0 of software development costs (Note 2 - Summary of Significant Accounting Policies).

Due to uncertainty regarding the Company's ability to accurately project future earnings and positive cash flows related to its customer contracts intangible asset, the Company fully impaired the customer contracts asset as of July 31, 2025. As a result, the Company recognized a loss from the impairment of intangible assets of $1,888,242 for the year ended July 31, 2025.

The Company incurred amortization expense on the software intangible asset of $92,821 and $506,667 for the nine months ended April 30, 2026 and 2025, respectively.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026 AND 2025
(Unaudited)

Estimated annual amortization expense for intangible assets is as follows:

Years
Remainder of 2026	$30,686
2027	71,290
2028	18,011
2029	2,902
Thereafter	-
Total	$122,889

NOTE 6 - LOANS PAYABLE

On January 5, 2022, the Company entered into an unsecured promissory note with a lender in the amount of $29,253. The promissory note bears interest at a rate of 6% annually and has a maturity date of December 31, 2024. During the nine months ended April 30, 2026 and 2025 the Company incurred interest expense of $1,088 and $734, respectively, due to the promissory note. At April 30, 2026 and July 31, 2025 the Company had an outstanding accrued interest balance from the promissory note of $6,287 and $5,199, respectively. As of April 30, 2026 and July 31, 2025, the balance of this note was $24,253. As of April 30, 2026 the promissory note was past due and in default.

As of April 30, 2026 and July 31, 2025, notes payable consisted of the following:

	April 30, 2026	July 31, 2025
Notes payable	$24,253	$24,253
Less: current portion, net	(24,253)	(24,253)
Long-term notes payable, net	$-	$-

NOTE 7 - RELATED PARTY CONVERTIBLE DEBT

Related party convertible notes from continued operations

On August 22, 2019, the Company entered into a convertible note with Andrea Levitt, a related party, in the amount of $12,000. As of July 31, 2025 $4,500 of the principal was paid. The note will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest and maturity date on this convertible note have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the nine months ended April 30, 2026 and 2025. On August 9, 2025 the convertible note was forgiven by its holder. As the convertible note's holder was a related party the forgiveness was recorded as a capital contribution to additional paid-in capital of $7,500. As of April 30, 2026 and July 31, 2025, the balance of this convertible note was $0 and $7,500, respectively.

On August 24, 2019, the Company entered into two convertible notes with Andera Capital, LLC and Somerset Health Care Advisors, both of which are related parties (who were former partners in 1stPoint Communications, LLC) in the amounts of $12,000 and $6,000 respectively. Both notes bear interest at a rate of 6% annually and any interest may be accrued as either cash or stock at the option of the Company. The interest and maturity dates on these convertible notes have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the nine months ended April 30, 2026 and 2025. The convertible notes convert at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. On August 9, 2025 the convertible notes were forgiven by their holder. As the convertible notes' holders were related parties, the forgiveness was recorded as a capital contribution to additional paid-in capital of $18,000. As of April 30, 2026 the balances of each of these notes were $0. As of July 31, 2025 the balances of each of these notes were $12,000 and $6,000.

On April 20, 2020, the Company entered into a convertible note with Erik Levitt, a former Chief Financial Officer of the Company, in the amount of $36,300 with an original maturity date of April 20, 2024. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The interest and maturity date on this note have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the nine months ended April 30, 2026 and 2025. On August 9, 2025 the convertible note was forgiven by its holder. As the holder of the convertible note was a related party, the forgiveness was recorded as a capital contribution to additional paid-in capital of $36,300. As of April 30, 2026 and July 31, 2025, the balance of this convertible note was $0 and $36,300, respectively.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026 AND 2025
(Unaudited)

On February 26, 2021, the Company entered into a convertible note (the "February 2021 Convertible Note") with Michael Sevell, a Director of the Company, in the amount of $25,000. The note bears interest at a rate of 6%, compounded monthly and payable upon repayment or conversion. The interest and maturity date of the February 2021 Convertible Note have been waived by the lender. As a result, the Company did not recognize any interest expense from the February 2021 Convertible Note during the nine months ended April 30, 2026 and 2025. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The note has been amended several times, with an additional $1,436,806 loaned during the year ended July 31, 2025. On May 24, 2025 the Company, Michael Sevell, and Caban Global Reach Private Equity LP ("CGRPE") entered into an Assignment and Assumption Agreement, pursuant to which, Michael Sevell assigned to CGRPE the full balance of February 2021 Convertible Note. Michael Sevell and Michael Cothill, two Directors of the Company, are both Directors of CGRPE. On May 26, 2025 the Company and CGRPE entered into a debt exchange agreement (the "exchange"), pursuant to which the entire principal balance of the February 2021 Convertible Note was forgiven in exchange for 10,154,542 shares of common stock (Note 8 - Stockholders' Equity (Deficit)). As a result, the Company recognized a loss on conversion of $974,836. Immediately prior to the exchange the February 2021 Convertible Note had a principal balance of $2,680,799. As of April 30, 2026 and July 31, 2025, the balance of this note was $0.

On May 2, 2025, the Company entered into a promissory note agreement ("May 2025 Convertible Note") with CGRPE, pursuant to which CGRPE agreed to fund the Company with advances in an open loan facility. All amounts lent to the Company must be repaid by May 2, 2028. Interest accrues on the May 2025 Convertible Note at a rate of 4% per annum. The outstanding principal may be converted into shares of restricted common stock at the option of the related party. The conversion price is equal to the prevailing market price on the date of conversion at a 25% discount. As of April 30, 2026 and July 31, 2025 the outstanding balance due to the May 2025 Convertible note was $518,146 and $85,946, respectively. The Company recognized interest expense of $10,450 due to the May 2025 Convertible note during the nine months ended April 30, 2026.

As of April 30, 2026 and July 31, 2025, related parties convertible debt consisted of the following:

	April 30, 2026	July 31, 2025
Convertible notes payable - related parties	$518,146	$147,746
Less: current portion, net	-	(61,800)
Long-term convertible notes payable - related parties, net	$518,146	$85,946

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company's Board of Directors. As of April 30, 2026 and July 31, 2025, no cash dividend has been declared to date. Each share of common stock is entitled to one vote.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments. As of April 30, 2026 and July 31, 2025 the Company had accrued a liability of $26,000 due to trust fund recovery penalty ("TFRP") taxes which may be assessed against former directors or officers of the Company by the New Jersey Division of Taxation. Such former directors and officers may seek to be indemnified by the Company as a result of the TRFP taxes. The $26,000 accrual is recorded on the Company's Consolidated Balance Sheet as a component of accounts payable and accrued expenses.

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026 AND 2025
(Unaudited)

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

Total outstanding warrant liabilities of the disclosed above are $9,541 and $63,000 as of April 30, 2026, and July 31, 2025, respectively.

The following schedule summarizes the changes in the Company's common stock warrants during the nine months ended April 30, 2026, 2026 and 2025:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term
	Warrants	Price	(Years)
Balance outstanding at July 31, 2024
Granted	450,000	$2.25	2.54
Exercised	-	-	-
Expired/Canceled	(150,000)	1.50	-
Balance outstanding at April 30, 2025	300,000	2.63	2.04
Exercisable at April 30, 2025	300,000	2.63	2.04

Balance outstanding at July 31, 2025	300,000	$2.63	1.54
Granted	-	-	-
Exercised	-	-	-
Expired/Canceled	-	-	-
Balance outstanding at April 30, 2026	300,000	$2.63	0.79
Exercisable at April 30, 2026	300,000	$2.63	0.79

The fair values of the warrant liabilities as of April 30, 2026 and July 31, 2025 were estimated using Black-Scholes option-pricing model with the following assumptions:

	April 30, 2026	July 31, 2025
Exercise Price	$1.50-$3.00	$1.50-$3.00
Risk-free interest rates	3.72%	3.96%
Expected life (in years)	0.79	1.55
Expected volatility	211%	1,228%
Dividend yield	0%	0%

HAMMER TECHNOLOGY HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026 AND 2025
(Unaudited)

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

The following is a summary of the significant revenue and expense categories, and consolidated net loss from continuing operations provided to the CODM:

	For the Three Months Ended,		For the Nine Months Ended,
	April 30,		April 30,
	2026	2025	2026	2025

Revenues	$-	$-	$-	$-

Less: Significant and other segment expenses
Selling, general and administrative expenses	(103,714)	(212,852)	(345,945)	(576,339)
Depreciation and amortization expense	(31,071)	(169,023)	(93,221)	(508,697)
Interest expense	(5,150)	(655)	(11,539)	(807)
Change in fair value of warrant liability	44,444	(3,480)	53,459	7,320
Loss on conversion of debt	-	-	-	-
Net loss from continuing operations	$(95,491)	$(386,010)	$(397,246)	$(1,078,523)

NOTE 12 - SUBSEQUENT EVENTS

Between May 1, 2026 and May 28, 2026, the Company received $26,000 in proceeds pursuant to the May 2025 Convertible Note (Note 7 - Related Party Convertible Debt).

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

Results of Operations

For the Three Months Ended April 30, 2026 Compared to the Three Months Ended April 30, 2025

	2026	2025	$ Change	% Change
Selling, general and administrative expenses	103,714	212,852	(109,138)	(51)%
Depreciation and amortization expense	31,071	169,023	(137,952)	(82)%
Total operating expenses	$134,785	$381,875	$(247,090)	(65)%

Net revenues for the three months ended April 30, 2026 and 2025 were $0. We did not generate any revenues during the three months ended April 30, 2026 as our mobile payments platform had not yet launched.

During the three months ended April 30, 2026, we incurred total operating expenses of $134,785 compared with $381,875, a decrease of approximately $247,090 or 65%, for the comparable period ended April 30, 2025. The decrease in operating expenses is primarily the result of decreased depreciation and amortization expense. We fully impaired our customer contract intangible asset during the year ended July 31, 2025, which resulted in a significant decrease in intangible asset amortization. Selling, general and administrative expenses were also higher during the three months ended April 30, 2025, primarily due to elevated professional fees incurred in connection with the Company's strategic restructuring and the divestiture of telecommunications assets.

We had a decrease in selling, general and administrative expense of $109,138, or 51%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The decrease was driven primarily by a decrease in professional fees of $113,037, partially offset by a $3,513 increase in corporate and IT expenses.

We recorded depreciation and amortization expense of $31,071 and $169,023 during the three months ended April 30, 2026 and 2025, respectively. Our depreciation and amortization expense for the three months ended April 30, 2026 was composed of amortization of the software asset of $30,941 and depreciation of property and equipment of $130. Our depreciation and amortization expense for the three months ended April 30, 2025 was composed primarily of amortization of the customer contract asset of $168,893 and depreciation of property and equipment of $130.

	April 30, 2026	April 30, 2025	$ Change	% Change
Other income (expense)
Interest expense	$(5,150)	$(655)	$(4,495)	686%
Gain (loss) on change in fair value of warrant liability	44,444	(3,480)	47,924	(1,377)%
Total other income (expense)	$39,294	$(4,135)	$43,429	(1,050)%

During the three months ended April 30, 2026, we recorded total other income of $39,294 primarily consisting of interest expense of $5,150 and the gain from change in fair value of warrant liability of $44,444. During the three months ended April 30, 2025 we incurred total other expense of $4,135 consisting primarily of the loss on change in fair value of warrant liability of $3,480, and interest expense of $655.

During the three months ended April 30, 2026, we recorded a net loss from continuing operations of $95,491, compared to a net loss from continuing operations of $386,010 for the three months ended April 30, 2025. The decrease of $290,519, or approximately 75%, was primarily due to lower depreciation and amortization expense following the full impairment of our customer contract intangible asset during the year ended July 31, 2025, lower selling, general and administrative expense, and a non-cash gain on the change in fair value of warrant liability in the current period compared to a loss in the prior-year period.

For the Nine Months Ended April 30, 2026 Compared to the Nine Months Ended April 30, 2025

	April 30, 2026	April 30, 2025	$ Change	% Change
Cost of sales	-	-	-	0.00%
Selling, general and administrative expenses	345,945	576,339	(230,394)	(40)%
Depreciation and amortization expense	93,221	508,697	(415,476)	(82)%
Total operating expenses	$439,166	$1,085,036	$(645,870)	(60)%

We did not generate any revenues from continuing operations for the nine months ended April 30, 2026 and 2025.

During the nine months ended April 30, 2026, we incurred total operating expenses of $439,166 compared with $1,085,036, a decrease of approximately $645,870 or 60%, for the comparable period ended April 30, 2025. The decrease was driven primarily by lower depreciation and amortization expense of $415,476, or 82%, resulting from the full impairment of our customer contract intangible asset during the year ended July 31, 2025, which eliminated the related amortization in the current period. Selling, general and administrative expense also decreased by $230,394, or 40%, due primarily to a decrease in professional fees of $190,122 and a decrease in corporate and IT expense of $40,272.

We recorded depreciation and amortization expense of $93,221 and $508,697 during the nine months ended April 30, 2026 and 2025, respectively. Our depreciation and amortization expense for the nine months ended April 30, 2026 was composed of amortization of the software asset of $92,821 and depreciation of property and equipment of $400. Our depreciation and amortization expense for the nine months ended April 30, 2025 was composed primarily of amortization of the customer contract asset of $506,677 and depreciation of property and equipment of $2,020.

	For the nine months ended April 30,
	2026	2025	$ Change	% Change
Other income (expense)	-	-	-	0.00%
Interest expense	(11,539)	(807)	(10,732)	1,330%
Warranty adjustment to fair value	53,459	7,320	46,139	(630)%
Total other income (expense)	$41,920	$6,513	$35,407	544%

During the nine months ended April 30, 2026, we recorded total other income of $41,920, primarily consisting of a gain on the change in fair value of the warrant liability of $53,459, partially offset by interest expense of $11,539. During the nine months ended April 30, 2025, we recorded total other income of $6,513, consisting primarily of a gain on change in fair value of warrant liability of $7,320, partially offset by interest expense of $807.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of April 30, 2026, we had $17,459 in cash compared to $18,054 at July 31, 2025, a decrease of $595.

As of April 30, 2026, we had total current assets of $17,459 and total current liabilities of $685,843, or negative working capital of $668,384, compared to total current assets of $19,304 and total current liabilities of $877,663, or negative working capital of $858,359 as of July 31, 2025. This is an increase in working capital of $189,975, primarily driven by reductions in current liabilities. Accounts payable and accrued expenses decreased by $76,561, reflecting the settlement of outstanding obligations during the period. In addition, $61,800 of related-party convertible notes payable was forgiven as a capital contribution, reducing current liabilities, while warrant liabilities decreased by $53,459 due primarily to a decline in fair value of the warrant liability.

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

See the analysis below of the cash flow statement for further details pertaining to liquidity.

	For the nine months ended April 30,
	2026	2025	$ Change

Net cash provided by (used in) operating activities - continuing operations	$(432,795)	$(711,183)	$278,388
Net cash provided by investing activities - continuing operations	-	-	-
Net cash provided by financing activities - continuing operations	432,200	704,806	(272,606)
Net cash provided by (used in) operations - discontinued operations	-	1,636,826	1,636,826
Net cash used in investing activities - discontinued operations	-	(1,691,958)	(1,691,958)
Net cash provided by (used in) financing activities - discontinued operations	-	14,080	(14,080)
Net increase (decrease) in cash and cash equivalents	$(595)	$(47,429)	$(46,834)

Changes in Cash Flows from Continuing Operating Activities

During the nine months ended April 30, 2026, cash used in operating activities was $432,795. The cash used in operating activities was primarily the result of the net loss from continuing operations of $397,246, a non-cash gain on the change in fair value of warrant liability of $53,459, and a decrease in accounts payable and accrued expenses of $76,561, partially offset by non-cash amortization expense of $92,821. During the nine months ended April 30, 2025, cash used in operating activities was $711,183, consisting primarily of the net loss from continuing operations of $1,078,523 and a decrease in accounts payable and accrued expenses of $129,037, partially offset by non-cash amortization expense of $506,677.

Changes in Cash Flows from Continuing Investing Activities

There were no investing activities during the nine months ended April 30, 2026 and 2025.

Changes in Cash Flows from Continuing Financing Activities

During the nine months ended April 30, 2026, cash provided by financing activities was $432,200, consisting entirely of proceeds from related party convertible notes. During the nine months ended April 30, 2025, cash provided by financing activities was $704,806, consisting of proceeds from related party convertible notes of $1,386,806, partially offset by the repayment of convertible notes payable of $682,000.

Going Concern

For the nine months ended April 30, 2026, the Company incurred a net loss from continuing operations of $397,246, cash used in operating activities of $432,795, and $0 of revenue generated from continuing operations. As of April 30, 2026, the Company had a working capital deficiency of $668,384. As of April 30, 2026, substantial doubt existed as to the Company's ability to continue as a going concern as a result of these factors. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation under the supervision and with the participation of our Principal Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2026, the disclosure controls and procedures of our Company were not effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2026, management continued to commit resources to the remediation of the material weaknesses reported in the Company's Form 10-K for the fiscal year ended July 31, 2025. Furthermore, management continued to augment its resources for remediating the identified deficiencies and in other internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2**	Certification of Principal Financial Officer pursuant to 18. U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

**    In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

HAMMER TECHNOLOGY HOLDINGS CORP.

Date: June 15, 2026	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: June 15, 2026	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer