Form 10-K
period 2026-07-31
HAMMER TECHNOLOGY HOLDINGS CORP.
filed 2026-10-29
CIK 1539680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2026

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [    ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [X]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of January 30, 2026 was approximately $12,430,288 based on the closing price of $0.18 per share of common stock as quoted on the OTC Pink Marketplace on that date.

As of October 29, 2026, there were 73,310,489 shares of the registrant's $0.001 par value common stock issued and 69,057,154 shares outstanding.

Documents Incorporated by Reference

None

HAMMER TECHNOLOGY HOLDINGS CORP.

TABLE OF CONTENTS

TO THE ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 31, 2026

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

On August 7, 2024, the Company authorized and executed a Purchase Agreement with Viper Networks, Inc. with the intention to sell the Company's telecommunications assets to Viper. The assets include 1st Point Communications LLC, and all its subsidiaries, Endstream Communications LLC, American Networks Inc., and 10% ownership in Wikibuli Inc. Viper has acquired these assets in exchange for receiving back 2,500,000 (2.5 million) shares of the Company's common stock. The transaction closed on November 1, 2024. With the divestiture of the telecommunications assets, the Company has begun to concentrate its efforts on its fintech initiatives. HammerPay is a scalable, mobile-first financial services technology platform featuring an advanced digital wallet and neo-banking system, designed for global deployment in both developed and emerging markets.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON EQUITY

Market Information

Our common stock is quoted on the OTCQB Venture Market under the ticker symbol "HMMR." Prior to August 25, 2026, our common stock was quoted on the OTC Pink Limited Market.

On October 29, 2026, the last reported sales price per share of our Common Stock on the OTCQB Venture Market was $0.05.

Security Holders

As of October 29, 2026, we had 1820 record holders of our Common Stock.

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

Recent Sales of Unregistered Securities

On May 24, 2025, the Company entered into an Assignment and Assumption Agreement with Michael Sevell and Caban Global Reach Private Equity LP ("CGRPE"), a Delaware limited partnership. Under this agreement, Mr. Sevell assigned to CGRPE a convertible note previously issued by the Company in the principal amount of $2,680,798.50.  On May 25, 2025, the Company and CGRPE executed a Debt Exchange Agreement pursuant to which the full principal amount of the Loan was exchanged for 10,154,542 shares of common stock of the Company, at a per-share conversion price of $0.264. As of the filing of this Form 10-K, 10,154,542 shares of common stock have been issued.

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

Results of Operations for the Year Ended July 31, 2026 Compared to the Year Ended July 31, 2025

	2026	2025	$ Change	% Change
Revenues	$-	$-	$-	0.00%

Cost of sales	-	-
Selling, general and administrative expenses	(444,108)	(842,609)	398,501	(47)%
Depreciation and amortization expense	(124,282)	(677,723)	553,441	(82)%
Intangible asset impairment	-	(1,888,242)	1,888,242	(100)%
Total operating expenses	$(568,390)	$(3,408,574)	$2,840,184	(83)%

Net revenues for the year ended July 31, 2026 and 2025 were $0. We did not generate any revenues during the year ended July 31, 2026 as our mobile payments platform had not yet launched.

During the year ended July 31, 2026, we incurred total operating expenses of $568,390 compared with $3,408,574, a decrease of $2,840,184 or 83%, for the comparable period ended July 31, 2025. The decrease in operating expenses is primarily the result of our intangible asset impairment of $1,888,242 during the year ended July 31, 2025, which did not recur in the current year. The intangible asset impairment was due to uncertainty regarding our ability to accurately project future earnings and positive cash flows related to our customer contract intangible asset, which we fully impaired as of July 31, 2025.

We had a decrease in selling, general and administrative expense of $398,501 or 47% for the year ended July 31, 2026 compared to the year ended July 31, 2025. The decrease in selling, general and administrative expense is due primarily to a decrease in professional expense of $317,652, a decrease in web services expense of $67,919 and a decrease in corporate expense of $37,841, offset by an increase in office expense of $31,012.

We recorded depreciation and amortization expenses of $124,282 and $677,723 during the years ended July 31, 2026 and 2025, respectively. Our depreciation and amortization expense for the year ended July 31, 2026 was composed of amortization of the software asset of $123,762, and depreciation of property and equipment of $520. Our depreciation and amortization expense for the year ended July 31, 2025 was composed of amortization of the customer contract asset of $551,808, amortization of the software asset of $123,760, and depreciation of property and equipment of $2,155.

	2026	2025	$ Change	% Change
Other income (expense)
Interest expense	(17,674)	(1,500)	(16,174)	1078%
Gain (loss) on change in fair value of warrant liability	61,055	(45,000)	106,055	(236)%
Loss on conversion of debt	-	(974,836)	974,836	(100)%
Total other income (expense)	$43,381	$(1,021,336)	$1,064,717	(104)%

During the year ended July 31, 2026, we recorded total other income of $43,381, consisting primarily of a gain on change in fair value of warrant liability of $61,055, offset by interest expense of $17,674. During the year ended July 31, 2025 we incurred total other expense of $1,021,336 primarily consisting of loss on conversion of debt of $974,836, loss on change in fair value of warrant liability of $45,000 and interest expense of $1,500.

During the year ended July 31, 2026 we recorded a net loss from continuing operations of $525,009, compared to a net loss from continuing operations of $4,429,910 for the year ended July 31, 2025. The decrease in net loss from continuing operations is due primarily to the absence of the intangible asset impairment and the loss on conversion of debt recorded in the prior year, together with a significant reduction in our total operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of July 31, 2026, we had $23,104 in cash compared to $18,054 at July 31, 2025, an increase of $5,050.

As of July 31, 2026, we had total current assets of $23,104 and total current liabilities of $661,915, resulting in a working capital deficit of $638,811, compared to total current assets of $19,304 and total current liabilities of $877,663, resulting in a working capital deficit of $858,359 as of July 31, 2025. The $219,548 improvement in working capital was primarily attributable to a reduction in current liabilities, including a decrease in accounts payable and accrued expenses and the reclassification of related-party convertible notes from current to non-current liabilities.

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

See the analysis below of the cash flow statement for further details pertaining to liquidity.

	2026	2025	$ Change
Net cash used in operating activities - continuing operations	$(553,425)	$(855,780)	$302,355
Net cash used in investing activities - continuing operations	-	-	-
Net cash provided by financing activities - continuing operations	558,475	840,752	(282,277)
Net cash used in operating activities - discontinued operations	-	(18,954)	18,954
Net cash used in investing activities - discontinued operations	-	(36,177)	36,177
Net cash provided by financing activities - discontinued operations	-	14,080	(14,080)
Net increase (decrease) in cash and cash equivalents	$5,050	$(56,079)	$61,129

Cash Flow from Continuing Operating Activities

During the year ended July 31, 2026 the cash used in operating activities from continuing operations was $553,425. The cash used in operating activities was primarily the result of the loss from continuing operations of $525,009, the decrease in accounts payable and accrued expenses of $92,893, and the gain on change in fair value of warrant liability of $61,055, offset primarily by amortization expense of $123,762 and depreciation of $520.

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

Cash Flow from Continuing Investing Activities

We did not have cash flows from investing activities from continuing operations for the year ended July 31, 2026 and 2025 respectively.

Cash Flow from Continuing Financing Activities

During the year ended July 31, 2026, we had cash provided by financing activities from continuing operations of $558,475. The cash provided by financing activities was the result of $558,475 of proceeds from related party convertible notes.

During the year ended July 31, 2025, we had cash provided by financing activities from continuing operations of $840,752. The cash provided by financing activities was primarily a result of $1,522,752 of proceeds from related party convertible notes, offset primarily by $682,000 of repayments of convertible notes payable.

Going Concern

For the year ended July 31, 2026, the Company incurred a net loss from continuing operations of $525,009, cash used in operating activities of $553,425, and $0 of revenue generated from continuing operations. As of July 31, 2026, the Company had a working capital deficiency of $638,811. As of July 31, 2026, substantial doubt existed as to the Company's ability to continue as a going concern as a result of these factors. The Company will require additional financing to continue operations either from management, existing shareholders, or new shareholders through equity financing and/or sources of debt financing. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Due to uncertainty regarding the Company's ability to accurately project future earnings and positive cash flows related to its customer contract intangible asset, the Company fully impaired the customer contract asset as of July 31, 2025. As a result, the Company recognized a loss from the impairment of intangible assets of $1,888,242 for the year ended July 31, 2025. As of July 31, 2026, the remaining intangible assets consist of the software assets, with a net carrying value of $91,948, which are being amortized on a straight-line basis. Amortization expense was $123,762 for the year ended July 31, 2026.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The adoption of ASU 2023-09 did not have a material impact on the Company's related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently amended by ASU 2025-01 to clarify the effective date, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations and comprehensive loss. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impacts of the adoption of ASU 2024-03 on the consolidated financial statements.

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

July 31, 2026 and 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Hammer Technology Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hammer Technology Holdings Corp. and Subsidiaries (the “Company”) as of July 31, 2026 and 2025, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years on the period ended July 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2026 and 2025, and the consolidated results of its operations and its cash flows for each of the two years on the period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss from continuing operations of $525,009, cash used in continuing operating activities of $553,425, and had no revenues generated from continuing operations. As of July 31, 2026, the Company had a working capital deficiency of $638,811. Additionally, the Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company's auditor since 2025.

Boca Raton, Florida

October 29, 2026

HAMMER TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2026	2025

ASSETS
Current Assets
Cash and cash equivalents	$23,104	$18,054
Prepaid expenses	-	1,250
Total current assets	23,104	19,304

Property and equipment, net	-	520
Intangible assets, net	91,948	215,710

Total assets	$115,052	$235,534

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$91,184	$184,077
Loans payable	24,253	24,253
Convertible notes payable - related parties	-	61,800
Warrant liabilities	1,945	63,000
Current liabilities from discontinued operations	544,533	544,533
Total current liabilities	661,915	877,663

Convertible notes payable, noncurrent - related parties	644,421	85,946

Total liabilities	1,306,336	963,609

Commitments and contingencies (Note 10)	-	-

Stockholders' Deficit
Common stock, $0.001 par value; 250,000,000 shares authorized; 73,310,489 and 73,310,489 shares issued and 69,057,154 and 69,057,154 shares outstanding as of July 31, 2026 and July 31, 2025, respectively	73,311	73,311
Treasury stock (4,253,335 and 4,253,335 shares held at July 31, 2026 and 2025, respectively)	(625,000)	(625,000)
Additional paid-in capital	31,715,220	31,653,420
Accumulated deficit	(32,354,815)	(31,829,806)
Total Stockholders' Deficit	(1,191,284)	(728,075)

Total Liabilities and Stockholders' Deficit	$115,052	$235,534

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	July 31,
	2026	2025
Revenues	$-	$-

Operating expenses
Selling, general and administrative expenses	444,108	842,609
Depreciation and amortization expense	124,282	677,723
Intangible asset impairment	-	1,888,242
Total operating expenses	568,390	3,408,574

Loss from operations	(568,390)	(3,408,574)

Other income (expense)
Interest expense	(17,674)	(1,500)
Warrant adjustment to fair value	61,055	(45,000)
Loss on conversion of debt	-	(974,836)
Total other income (expense)	43,381	(1,021,336)

Net loss from continuing operations before income taxes	(525,009)	(4,429,910)
Provision for income taxes	-	-
Net loss from continuing operations	(525,009)	(4,429,910)

Net (loss) income from discontinued operations, after taxes
Net loss from discontinued operations, before gain on disposal	-	(23,264)
Gain on disposal of subsidiaries	-	1,655,781
Total net income from discontinued operations, after taxes	-	1,632,517

Net loss	$(525,009)	$(2,797,393)

Net loss from continuing operations per share, basic and diluted	$(0.01)	$(0.07)
Net income from discontinued operations per share, basic	$-	$0.03
Net income from discontinued operations per share, diluted	$-	$0.03
Total net income (loss) per share, basic	$(0.01)	$(0.05)
Total net income (loss) per share, diluted	$(0.01)	$(0.05)

Weighted average number of common shares outstanding, basic	69,057,154	61,375,762
Weighted average number of common shares outstanding, diluted	69,057,154	62,262,557

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, July 31, 2024	63,155,947	$63,156	1,753,335	$-	$28,007,940	$(29,032,413)	$(961,317)
Treasury stock from Viper Sale	-	-	2,500,000	(625,000)	-	-	(625,000)
Common stock issued due to conversion of debt	10,154,542	10,155	-	-	3,645,480	-	3,655,635
Net loss for the year	-	-	-	-	-	(2,797,393)	(2,797,393)
Balance, July 31, 2025	73,310,489	$73,311	4,253,335	$(625,000)	$31,653,420	$(31,829,806)	$(728,075)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, July 31, 2025	73,310,489	$73,311	4,253,335	$(625,000)	$31,653,420	$(31,829,806)	$(728,075)
Capital contribution due to related party debt forgiveness	-	-	-	-	61,800	-	61,800
Net loss for the year	-	-	-	-	-	(525,009)	(525,009)
Balance, July 31, 2026	73,310,489	$73,311	4,253,335	$(625,000)	$31,715,220	$(32,354,815)	$(1,191,284)

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(525,009)	$(4,429,910)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	520	2,155
Amortization	123,762	675,568
Loss on conversion of convertible note payable to common stock	-	974,836
Warrant adjustment to fair value	(61,055)	45,000
Intangible asset impairment	-	1,888,242
Changes in assets and liabilities:
Prepaid expenses	1,250	(890)
Accounts payable and accrued expenses	(92,893)	(10,781)
Net cash provided by (used in) operating activities:	$(553,425)	$(855,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party convertible notes	558,475	1,522,752
Repayment of convertible notes payable	-	(682,000)
Net cash provided by financing activities:	$558,475	$840,752

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash provided by (used in) operations - discontinued operations	-	(18,954)
Cash provided by (used in) investing activities - discontinued operations	-	(36,177)
Cash provided by financing activities - discontinued operations	-	14,080
Net cash used by discontinued operations:	$-	$(41,051)

NET INCREASE (DECREASE) IN CASH	5,050	(56,079)

CASH FROM CONTINUING OPERATIONS - BEGINNING OF PERIOD	18,054	-
CASH FROM DISCONTINUED OPERATIONS - BEGINNING OF PERIOD	-	74,133
CASH AT BEGINNING OF PERIOD	$18,054	$74,133

CASH FROM CONTINUING OPERATIONS - END OF PERIOD	23,104	18,054
CASH FROM DISCONTINUED OPERATIONS - END OF PERIOD	-	-
CASH AT END OF PERIOD	$23,104	$18,054

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$109,546
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital contribution due to related party debt forgiveness	$61,800	$-
Conversion of convertible debt to common stock	$-	$2,680,799

The accompanying notes are an integral part of these consolidated financial statements.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Hammer Technology Holdings Corp. (OTCPK:HMMR) is a company focused on sustainable shareholder value investing in financial services technology. Hammer Technology Holdings Corp. (the "Company" or "Hammer") is incorporated in the state of Nevada. As of July 31, 2026, the Company had one wholly-owned active subsidiary, Hammerpay USA Ltd. Additionally, the Company had three wholly-owned inactive subsidiaries: Hammer Fiber Optics Investment Ltd., Hammer Wireless (SL) Limited, and Open Data Centers, LLC.

Effective on September 3, 2025, the Company amended its Articles of Incorporation with the State of Nevada to change its corporate name from "Hammer Fiber Optics Holdings Corp." to "Hammer Technology Holdings Corp."

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

Principles of Consolidation

Hammer Technology Holdings Corp. is the parent company and sole shareholder of HammerPay [USA], Ltd. The financial statements for Hammer Technology Holdings Corp. and its wholly-owned subsidiary are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Its subsidiaries Hammer Fiber Optics Investments, Ltd., Hammer Wireless - SL, Ltd and Open Data Centers, LLC are discontinued and are considered discontinued operations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended July 31, 2026 the Company incurred a net loss from continuing operations of $525,009, cash used in operating activities of $553,425, and $0 of revenue generated from continuing operations. As of July 31, 2026 the Company had a working capital deficiency of $638,811. Additionally, the Company has consistently sustained losses since its inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for the one year period following the issuance date of these financial statements. The Company's continuation as a going concern is dependent upon, among other things, its ability to generate revenues, adequately control operating expenses and raise financing from third parties. No assurance can be given that the Company will be successful in these efforts. Management's plans are not expected to alleviate the substantial doubt about the Company's ability to continue as a going concern.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company continues to actively address this condition by seeking to raise additional funding through debt and equity financing until such time that ongoing revenues can sustain the business. The Company is also pursuing strategies to increase the amount of revenue generated, reduce the costs incurred, and to reduce the Company's outstanding liabilities. During the year ended July 31, 2026, the Company received $558,475 of advances under a related party convertible note.

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

Cash and cash equivalents

Cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of July 31, 2026 and 2025, the Company did not have any cash balances which exceeded the insured amounts.

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

Property and Equipment, net categories	Estimated Useful Life
Computer and telecom equipment	5Years

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management's assessment, there were no indicators of impairment of the Company's property and equipment as of July 31, 2026 and 2025, respectively.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any related impairment losses during the year ended July 31, 2026.

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

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

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

Leases

The Company accounts for its lease contracts in accordance with the guidance in ASC 842. The Company determines if an arrangement is a lease at inception. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. All leases that have lease terms of one year or less are considered short-term leases, and therefore are not recorded through a ROU asset or liability. As of July 31, 2026, and 2025, the Company did not have any leases with terms greater than 12 months. The Company does currently hold a month-to-month tenancy agreements for office space costing less than $2,000 per month.

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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of July 31, 2026 and 2025, the Company did not have any amounts recorded pertaining to uncertain tax positions.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

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

Treasury Stock

The Company utilizes the cost method of accounting to value treasury stock when repurchasing stock. Repurchases are reflected as reductions of stockholders equity at cost. Treasury stock is not considered outstanding and is excluded from the calculation of basic and diluted weighted average shares outstanding (Note 9 - Stockholders' Equity).

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 - Unobservable inputs reflecting management's assumptions about the inputs used in pricing the asset or liability, such as cash flow modeling inputs based on assumptions.

The Company's warrant liabilities are measured at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy, as presented below.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

		Fair Value Measurements at July 31, 2026 using:
	July 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$1,945	-	-	1,945

		Fair Value Measurements at July 31, 2025 using:
	July 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liabilities	$63,000	-	-	63,000

The warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of July 31, 2026 and 2025:

	For the Year Ended
	July 31, 2026	July 31, 2025
Beginning Balance	$63,000	$18,000
Change in fair value of warrant liabilities	(61,055)	45,000
Balance as of July 31,	$1,945	$63,000

The below table shows the Black-Scholes option-pricing model inputs used by the Company to value the warrant liabilities at each measurement date:

	July 31, 2026	July 31, 2025
Stock Price	0.11	$0.21
Risk-free interest rates	3.98%	3.96%
Expected life (in years)	0.55	1.55
Expected volatility	215%	1,228%
Dividend yield	0%	0%

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

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

NOTE 3 - DISCONTINUED OPERATIONS

The Company accounts for discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. Hammer Fiber Optics Investment Ltd ceased operations on October 31, 2018 when Verizon Communications, LLC terminated the spectrum lease agreement. Open Data Centers, LLC ceased operations at its sole location in Piscataway, NJ on May 1, 2020. Open Data Centers, LLC was dissolved on December 30, 2020. The divestiture of Hammer Fiber Optics Investments Ltd and Open Data Centers, LLC qualified for held-for-sale accounting and represent a strategic shift with a major effect on the Company's operations and financial results. Following the divestitures, the Company does not have any significant continuing involvement in the operations of Open Data Centers, LLC or Hammer Fiber Optics Investment Ltd. As a result, the divestitures met the criteria for reporting as a discontinued operation.

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

The following table represents the assets and liabilities of discontinued operations as of July 31, 2026 and 2025:

	July 31	July 31,
	2026	2025
Current liabilities
Accounts payable and accrued expenses	$544,533	$544,533
Total current liabilities	.544,533	544,533

Total liabilities - discontinued operations	$544,533	$544,533

The following table represents the major components of the financial results of discontinued operations for the years ended July 31, 2026 and 2025:

	For the Years ended July 31,
	2026	2025

Revenues	$-	$.1,233,567
Cost of sales	-	970,210
Gross profit	-	263,357

Operating expenses
Selling, general and administrative expenses	-	248,052
Depreciation and amortization expense	-	20,139
Total operating expenses	-	268,191

LOSS FROM OPERATIONS	-	(4,834)

Other income (expense)
Other income		-
Financing expense		(18,430)
Other expense		-
Gain on disposal of subsidiaries		1,655,781
Total other income (expense)	-	1,637,351

Net income from discontinued operations before taxes	-	1,632,517
Provision for income taxes	-	-
Net income from discontinued operations, after taxes	$-	$1,632,517

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

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

During the fiscal year 2022, the Company entered into a non-interest bearing loan with a financial institution in the amount of $10,972. As of November 1, 2024 and July 31, 2025 the principal remaining was $10,972. As of November 1, 2024, the closing date of the Viper Sale, the liability from this loan was assumed by Viper as part of the Viper Sale.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

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

As of July 31, 2026 and 2025, there were no notes payable from discontinued operations. During the year ended July 31, 2025, notes payable from discontinued operations of $106,430 at November 1, 2024 were disposed of in connection with the Viper transaction.

Related party convertible notes from discontinued operations

On March 24, 2020, the Company entered into a convertible note with a former Chief Financial Officer of the Company in the amount of $43,000. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The interest on this convertible note has been waived by the lender. As of November 1, 2024, the balance of this note was $40,000. As of November 1, 2024, the closing date of the Viper Sale, the liability from this convertible note was assumed by Viper as part of the Viper Sale.

On September 1, 2020, the Company entered into a convertible note for the sum of $100,000 with a non-executive director. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. Interest on the convertible note has been waived by the lender. The note has been amended several times, with a total increase in funding of $61,300. As of November 1, 2024, the balance of this note was $161,300. As of November 1, 2024, the closing date of the Viper Sale, the liability from this convertible note was assumed by Viper as part of the Viper Sale.

NOTE 4 - PROPERTY AND EQUIPMENT

As of July 31, 2026 and 2025, property and equipment consisted of the following:

	July 31,	July 31,
	2026	2025	Life
Computer and telecom equipment	$2,675	$2,675	5 years
Less: Accumulated depreciation	(2,675)	(2,155)
Total	$-	$520

The company regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management's assessment, there were no indicators of impairment of the Company's property and equipment as of July 31, 2026 and 2025, respectively. The Company recognized depreciation expense of $520 and $2,155 during the years ended July 31, 2026 and 2025, respectively.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

NOTE 5 - INTANGIBLE ASSETS, NET

The following table displays the composition of intangible assets, net as well as the respective amortization period:

		July 31, 2026			July 31, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer contracts	7	$-	$-	$-	$-	$-	$-
Software	5	618,804	526,856	91,948	618,804	403,094	215,710
Total		$618,804	$526,856	$91,948	$618,804	$403,094	$215,710

In January 2022, the Company completed an asset acquisition and purchased a $3,862,657 customer contract intangible asset and a $387,843 software asset. The Company capitalizes internal-use software development costs. During the years ended July 31, 2026 and 2025 the Company capitalized $0 and $0 of software development costs (Note 2 - Summary of Significant Accounting Policies).

Due to uncertainty regarding the Company's ability to accurately project future earnings and positive cash flows related to its customer contracts intangible asset, the Company fully impaired the customer contracts asset as of July 31, 2025. As a result, the Company recognized a loss from the impairment of intangible assets of $1,888,242 for the year ended July 31, 2025. No impairment loss was recognized for the year ended July 31, 2026.

The Company incurred amortization expense of $123,762 and $675,568 for the years ended July 31, 2026 and 2025, respectively.

Estimated annual amortization expense for intangible assets is as follows:

For the years ended July 31,
2027	71,290
2028	18,087
2029	2,571
Thereafter	-
Total	$91,948

NOTE 6 - LOANS PAYABLE

On January 5, 2022, the Company entered into an unsecured promissory note with a lender in the amount of $29,253. The promissory note bears interest at a rate of 6% annually and has a maturity date of December 31, 2024. During the years ended July 31, 2026 and 2025 the Company incurred interest expense of $1,455 and $1,455, respectively, due to the promissory note. At July 31, 2026 and 2025 the Company had an outstanding accrued interest balance from the promissory note of $6,654 and $5,199, respectively. As of July 31, 2026 and 2025, the balance of this note was $24,253. As of July 31, 2026 the promissory note was past due and in default.

As of July 31, 2026 and 2025, notes payable consisted of the following:

	July 31, 2026	July 31, 2025
Notes payable	$24,253	$24,253
Less: current portion, net	(24,253)	(24,253)
Long-term notes payable, net	$-	$-

NOTE 7 - RELATED PARTY CONVERTIBLE DEBT

Related party convertible notes from continuing operations

On August 22, 2019, the Company entered into a convertible note with Andrea Levitt, a related party, in the amount of $12,000. Principal of $4,500 has been repaid. The note will convert into Common Stock at the Company's option and bears interest at a rate of 6% annually, to be expensed at the time of conversion. The interest and maturity date on this convertible note have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the years ended July 31, 2026 and 2025. As of July 31, 2025, the balance of this convertible note was $7,500. During the year ended July 31, 2026, the outstanding principal was forgiven by the lender and recorded as a capital contribution, and the balance was $0 as of July 31, 2026.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

On August 24, 2019, the Company entered into two convertible notes with Andera Capital, LLC and Somerset Health Care Advisors, both of which are related parties (who were former partners in 1stPoint Communications, LLC) in the amounts of $12,000 and $6,000 respectively. Both notes bear interest at a rate of 6% annually and any interest may be accrued as either cash or stock at the option of the Company. The interest and maturity dates on these convertible notes have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the years ended July 31, 2026 and 2025. The convertible notes convert at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. As of July 31, 2025 the balances of each of these notes were $12,000 and $6,000. During the year ended July 31, 2026, the outstanding principal was forgiven by the lenders and recorded as a capital contribution, and the balances were $0 as of July 31, 2026.

On April 20, 2020, the Company entered into a convertible note with Erik Levitt, a former Chief Financial Officer of the Company, in the amount of $36,300 with an original maturity date of April 20, 2024. The convertible note bears interest at a rate of 6% annually. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The interest and maturity date on this note have been waived by the lender. As a result, the Company did not recognize any interest expense from this note during the years ended July 31, 2026 and 2025. As of July 31, 2025, the balance of this convertible note was $36,300. During the year ended July 31, 2026, the outstanding principal was forgiven by the lender and recorded as a capital contribution, and the balance was $0 as of July 31, 2026.

On February 26, 2021, the Company entered into a convertible note (the "February 2021 Convertible Note") with Michael Sevell, a Director of the Company, in the amount of $25,000. The note bears interest at a rate of 6%, compounded monthly and payable upon repayment or conversion. The interest and maturity date of the February 2021 Convertible Note have been waived by the lender. As a result, the Company did not recognize any interest expense from the February 2021 Convertible Note during the years ended July 31, 2026 and 2025. The convertible note converts at a 20% discount to market on the date of the proposed conversion, at the option of the Company or lender. The note has been amended several times and, through May 24, 2025, cumulative advances under the February 2021 Convertible Note totaled $2,680,799. During the year ended July 31, 2026, the Company also received $558,475 of advances under a separate related-party convertible note facility with Caban Global Reach Private Equity LP ("CGRPE"). On May 24, 2025 the Company, Michael Sevell, and Caban Global Reach Private Equity LP ("CGRPE") entered into an Assignment and Assumption Agreement, pursuant to which, Michael Sevell assigned to CGRPE the full balance of February 2021 Convertible Note. Michael Sevell and Michael Cothill, two Directors of the Company, are both Directors of CGRPE. On May 26, 2025 the Company and CGRPE entered into a debt exchange agreement (the "exchange"), pursuant to which the entire principal balance of the February 2021 Convertible Note was converted into 10,154,542 shares of common stock (Note 9 - Stockholders' Equity). As a result, the Company recognized a loss on conversion of $974,836. Immediately prior to the exchange the February 2021 Convertible Note had a principal balance of $2,680,799. As of July 31, 2026 and 2025, the balance of this note was $0 and $0, respectively.

On May 2, 2025, the Company entered into a promissory note agreement ("May 2025 Convertible Note") with CGRPE, pursuant to which CGRPE agreed to fund the Company with advances in an open loan facility. All amounts lent to the Company must be repaid by May 2, 2028. Interest accrues on the May 2025 Convertible Note at a rate of 4% per annum. The outstanding principal may be converted into shares of restricted common stock at the option of the related party. The conversion price is equal to the prevailing market price on the date of conversion at a 25% discount. As of July 31, 2026 and 2025 accrued interest on the note was $16,545 and $326, respectively.

As of July 31, 2026 and 2025, related parties convertible debt consisted of the following:

	July 31, 2026	July 31, 2025
Convertible notes payable - related parties	$644,421	$147,746
Less: current portion, net	-	(61,800)
Long-term convertible notes payable - related parties, net	$644,421	$85,946

NOTE 8 - INCOME TAXES

The Company adopted Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, effective for its annual reporting period ended July 31, 2026, using a retrospective approach. The adoption primarily impacted presentation and disclosure requirements, resulting in enhanced income tax disclosures, including the effective tax rate reconciliation and related tax information. The adoption did not have an impact on the Company's income tax provision, effective tax rate, deferred tax assets or liabilities, or overall financial position and results of operations.

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

The difference between the actual income tax rate versus the tax computed at the Federal Statutory Rate follows:

	July 31, 2026		July 31, 2025
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(110,252)	21.0%	$(587,453)	21.0%
Changes in valuation allowances	122,415	(23.3)%	1,066,355	(38.1)%
Nontaxable or nondeductible items:
Change in fair value of warrants	(11,226)	2.1%	9,450	(0.3)%
Sale of subsidiaries	-	-	(693,223)	24.8%
Loss on conversion of debt	-	-	204,716	(7.3)%
Other	(937)	0.2%	155	0.0%
Income tax provision / effective tax rate	$-	0.0%	$-	0.0%

The Company did not have any material uncertain tax positions. The Company's policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of July 31, 2025 and July 31, 2024.

Deferred income tax assets and (liabilities) consist of the following:

	July 31, 2026	July 31, 2025
Deferred tax assets (liabilities)
Net operating loss carryforward	$1,554,994	$1,342,379
Intangibles	957,721	1,006,915
Capital loss carryforward	177,439	177,439
Accruals	(4,668)	-
Depreciation	136	-
Total deferred tax assets	2,685,622	2,526,733
Valuation allowance	(2,685,622)	(2,526,733)
Net deferred taxes	$-	$-

The Company has approximately $5.8 million of Federal Net Operating Loss carry forwards, of which, none will not expire but are limited to use of 80% of current year taxable income.

The Company has approximately $5.4 million of state net operating loss carry forwards to offset future taxable income in the states in which it currently operates. These carryforwards start expiring in 2029.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred, but we have not analyzed it at this time as the deferred tax asset is fully reserved.

During the twelve months ended July 31, 2026, the valuation allowance increased by $158,889.

The tax periods ending July 31, 2023 through 2025 are open for examination.

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company's Board of Directors. As of July 31, 2026, no cash dividend has been declared to date. Each share of common stock is entitled to one vote.

On May 26, 2025 the Company and a related party lender entered into a debt exchange agreement (the "exchange"), pursuant to which the entire principal balance of the February 2021 Convertible Note was converted into 10,154,542 shares of common stock. As a result, the Company recognized a loss on conversion of $974,836. Immediately prior to the exchange the February 2021 Convertible Note had a principal balance of $2,680,799 (Note 7 - Related Party Convertible Debt).

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments. As of July 31, 2026 the Company had accrued a liability of $26,000 due to trust fund recovery penalty ("TFRP") taxes which may be assessed against former directors or officers of the Company by the New Jersey Division of Taxation. Such former directors and officers may seek to be indemnified by the Company as a result of the TFRP taxes. The $26,000 accrual is recorded on the Company's Consolidated Balance Sheet as a component of accounts payable and accrued expenses.

NOTE 11 - WARRANTS

On February 11, 2022, the Company issued a purchase warrant (the "Mast First Warrant") to Mast Hill Fund, L.P. for 150,000 shares of the Company's common stock in conjunction with convertible debt (Note 7 - Related Party Convertible Debt).  The warrants are exercisable for 5 years at $3.00 per share.  The Company determined the Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the warrant agreement, which includes a change in control.

On February 11, 2022, the Company issued a purchase warrant (the "Mast Second Warrant") to Mast Hill Fund, L.P. for 150,000 shares of the Company's common stock in conjunction with convertible debt (Note 7 - Related Party Convertible Debt).  The warrants are exercisable for 5 years at $1.50 per share. The warrants were evaluated for purposes of classification between liability and equity and pursuant to ASC 480 the warrants were classified as liabilities. On August 14, 2024 the Company and Mast Hill agreed to extinguish the Mast Second Warrant.

On February 17, 2022, the Company issued a purchase warrant to Talos Victory Fund, LLC for 75,000 shares of the Company's common stock in conjunction with convertible debt.  The warrants are exercisable for 5 years at $1.50 per share. The warrants were evaluated for purposes of classification between liability and equity and pursuant to ASC 480 and 815 the warrants are classified as liabilities.

On February 17, 2022, the Company issued a purchase warrant to Talos Victory Fund, LLC for 75,000 shares of the Company's common stock in conjunction with convertible debt.  The warrants are exercisable for 5 years at $3.00 per share. The warrants were evaluated for purposes of classification between liability and equity and pursuant to ASC 480 and 815 the warrants are classified as liabilities.

The following schedule summarizes the changes in the Company's common stock warrants during the years ended July 31, 2026 and 2025:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term
	Warrants	Price	(Years)
Balance outstanding at July 31, 2024	450,000	$2.25	2.54
Granted	-	-	-
Exercised	-	-	-
Expired/Canceled	(150,000)	1.50	-
Balance outstanding at July 31, 2025	300,000	$2.63	1.54
Exercisable at July 31, 2025	300,000	$2.63	1.54

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term
	Warrants	Price	(Years)
Balance outstanding at July 31, 2025	300,000	$2.63	1.54
Granted	-	-	-
Exercised	-	-	-
Expired/Canceled	-	-	-
Balance outstanding at July 31, 2026	300,000	$2.63	0.54
Exercisable at July 31, 2026	300,000	$2.63	0.54

The fair values of the warrant liabilities during the years ended July 31, 2026 and 2025 was $1,945 and $63,000, respectively, and were estimated using Black-Scholes option-pricing model with the following assumptions:

	July 31,
	2026	2025
Exercise Price	$1.50 - $3.00	$1.50 - $3.00
Risk-free interest rates	3.98%	3.96%
Expected life (in years)	0.55	1.54
Expected volatility	215%	1,228%
Dividend yield	0%	0%

NOTE 12 - EARNINGS PER SHARE

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

A reconciliation of the Company's basic and diluted income (loss) per common share is as follows:

	For the Years Ended,
	July 31,
	2026	2025

Numerator:
Net loss from continuing operations	$(525,009)	$(4,429,910)
Net income from discontinued operations	$-	$1,632,517
Net loss	$(525,009)	$(2,797,393)

Denominator:
Basic weighted average common shares outstanding	69,057,154	61,375,762
Effect of potentially dilutive convertible notes	-	886,795
Dilutive weighted average common shares outstanding	69,057,154	62,262,557

Net loss from continuing operations per common share:
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)
Net income from discontinued operations per common share:
Basic	$-	$0.03
Diluted	$-	$0.03
Net loss per common share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)

HAMMER TECHNOLOGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

The following potentially dilutive securities have been excluded from computations of dilutive weighted average shares outstanding as they would be anti-dilutive:

	July 31, 2026	July 31, 2025
Warrants	300,000	300,000
Convertible Notes	7,846,831	-
Total	8,146,831	300,000

NOTE 13 - SEGMENT REPORTING

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

The following is a summary of the significant revenue and expense categories, and consolidated net loss from continuing operations provided to the CODM:

	For the Years Ended,
	July 31,
	2026	2025

Revenues	$-	$-

Less: Significant and other segment expenses
Selling, general and administrative expenses	(444,108)	(842,609)
Depreciation and amortization expense	(124,282)	(677,723)
Intangible asset impairment	-	(1,888,242)
Interest expense	(17,674)	(1,500)
Warrant financing expense	-	-
Change in fair value of warrant liability	61,055	(45,000)
Loss on conversion of debt	-	(974,836)
Net loss from continuing operations	$(525,009)	$(4,429,910)

NOTE 14 - SUBSEQUENT EVENTS

Between August 1, 2026 and October 29, 2026, the Company received $101,150 in proceeds pursuant to the May 2025 Convertible Note with Caban Global Reach Private Equity LP ("CGRPE") (Note 7 - Related Party Convertible Debt).

On August 25, 2026, the Company's common stock commenced trading on the OTCQB Venture Market. Prior to such date, the Company's common stock was quoted on the OTC Pink Limited Market.

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

At the end of the period covered by this Annual Report, we conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2026, the disclosure controls and procedures of our Company were not effective due to the material weaknesses in internal controls over financial reporting as discussed below.

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

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our internal controls over financial reporting as of July 31, 2026. Based on this assessment, management believes that, as of July 31, 2026, we did not maintain effective internal control over financial reporting based on the criteria established in the "Internal Control - Integrated Framework" issued by COSO in 2013 due to certain material weaknesses in its internal controls.

Material Weakness and Corrective Action

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In the course of making our assessment of the effectiveness of internal control over financial reporting, we identified a material weakness in our internal control over financial reporting. Specifically, this material weakness relates to the Company's limited staffing resources, which restrict its ability to maintain adequate segregation of duties and provide sufficient monitoring controls over the financial reporting process, including the preparation and review of the consolidated financial statements.

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

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended July 31, 2026, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

During the fiscal year ended July 31, 2026, we do not believe any reports were required to be filed by such persons pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers for the fiscal years ended July 31, 2026 and 2025.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
Michael P. Cothill	2026	NIL	NIL	NIL
Executive Director & Executive Chairman	2025	NIL	NIL	NIL
Mark Stogdill	2026	NIL	NIL	NIL
Principal Financial Officer & Director	2025	NIL	NIL	NIL
Principal Financial Officer & Director	2025	NIL	NIL	NIL

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 29, 2026 by each of our current executive officers and directors, all executive officers and directors as a group, and each person known to us to beneficially own more than 5% of our common stock:

Name and Address of Beneficial Owner Directors and Officers:	Class	Shares Held or Controlled	Percentage of Class [1]
Michael Cothill [2] Principal Executive Officer & Director 6151 Lake Osprey Drive Sarasota, FL 34240	Common	4,350,000	6.30%
Mark Stogdill [3] Principal Financial Officer & Director 6151 Lake Osprey Drive Sarasota, FL 34240	Common	2,435,340	3.53%
Michael Sevell [4] Director 6151 Lake Osprey Drive Sarasota, FL 34240	Common	8,065,236	11.68%
Eric Maire Director 6151 Lake Osprey Drive Sarasota, Florida 34240	Common	0	0%

All officers and directors as a group (4 people)	Common	14,850,576	21.5%
5% Shareholders Caban Global Reach Private Equity LP	Common	10,154,542	14.70%

1. The number and percentage of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The entities or persons named in the table have sole voting and investment power with respect to all shares of common stock shown that are beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table. Percentages are based on 69,057,154 shares of common stock outstanding as of October 29, 2026.

2. Michael Cothill's ownership of 4,350,000 shares represents his indirect ownership of 4,350,000 shares owned by Ambleside Trust, for which he has sole voting and dispositive control.

3. Mark Stogdill's ownership of 2,435,340  shares represents his indirect ownership of 2,435,340 shares owned by Arradis Enterprises, LLC, a limited liability company for which he has sole voting and dispositive control.

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

On May 24, 2025, the Company entered into an Assignment and Assumption Agreement with Michael Sevell and Caban Global Reach Private Equity LP ("CGRPE"), a Delaware limited partnership. Under this agreement, Mr. Sevell assigned to CGRPE a convertible note previously issued by the Company in the principal amount of $2,680,798.50 (the "Loan") as a capital contribution to CGRPE, in accordance with Section 721 of the Internal Revenue Code. Michael Sevell and Michael Cothill, two Directors of the Company, are both Directors of CGRPE. CGRPE beneficially owns approximately 14.7% of the Company's outstanding common stock. On May 25, 2025, the Company and CGRPE executed a Debt Exchange Agreement pursuant to which the full principal amount of the Loan was exchanged for 10,154,542 shares of common stock of the Company, at a per-share conversion price of $0.264. This conversion fully extinguishes the Company's debt obligation and was consummated pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

On May 2, 2025, the Company entered into a promissory note agreement with CGRPE, pursuant to which CGRPE agreed to fund the Company with advances in an open loan facility. All amounts lent to the Company must be repaid by May 2, 2028. Interest accrues on the promissory note agreement at a rate of 4% per annum. The outstanding principal may be converted into shares of restricted common stock at the option of CGRPE. The conversion price is equal to the prevailing market price on the date of conversion at a 25% discount. During the year ended July 31, 2026 the Company received advances of $558,475 under the facility. As of July 31, 2026 and 2025 the outstanding balance owed by the Company due to the promissory note agreement was $644,421 and $85,946, respectively, which was also the largest aggregate principal amount outstanding during each respective fiscal year. No principal or interest was paid under the facility during the year ended July 31, 2026, and accrued interest was $16,545 as of July 31, 2026.

During the year ended July 31, 2026, the holders of four related-party convertible notes - Andrea Levitt ($7,500), Andera Capital, LLC ($12,000), Somerset Health Care Advisors ($6,000) and Erik Levitt, a former Principal Financial Officer and director of the Company ($36,300) - forgave the outstanding principal of their notes, totaling $61,800. The forgiven amounts were recorded as a capital contribution to additional paid-in capital. No interest was paid or accrued on these notes, as interest had been waived by the lenders (see Note 7 - Related Party Convertible Debt).

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2026	2025
Audit fees (1)	$81,000	$75,000
Audit related fees (2)		-
Tax fees (3)		-
All other fees		-
Total	$81,000	$75,000

(1)	Audit fees - these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)	Audit-related fees - these fees relate primarily to the auditors' review of our registration statements and audit related consulting.
(3)	Tax fees - no fees of this sort were billed by our independent registered public accounting firm during 2026 and 2025 fiscal years.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended July 31, 2026 and 2025.

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

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended July 31, 2026 and 2025 were reviewed and approved by our Board before the respective services were rendered.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibit
31.01*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.01*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

*In accordance with SEC Release 33-8238, Exhibits 32.01 and 32.02 are furnished and not filed.

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

HAMMER TECHNOLOGY HOLDINGS CORP

Date: October 29, 2026	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer

Date: October 29, 2026	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: October 29, 2026	/s/ Michael Cothill
Michael P. Cothill
Principal Executive Officer, Director

Date: October 29, 2026	/s/ Mark Stogdill
Mark Stogdill
Principal Financial Officer, Director

Date: October 29, 2026	/s/ Michael Sevell
Michael Sevell
Director